Form 10KSB
period 2006-11-30
VICTORY RENEWABLE FUELS LLC
filed 2007-03-22
CIK 1355725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

SPECIAL FINANCIAL REPORT PURSUANT TO Rule 15(d) - 2

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
Contains only financial statements for the fiscal year ended November 30, 2006.
Commission file number 333-134257
VICTORY RENEWABLE FUELS, LLC
(Name of small business issuer in its charter)

Iowa	20-2697625
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

303 Hoogie Street, Lester, Iowa	51242
(Address of principal executive offices)	(Zip Code)
(877) 200-0340
(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
None
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes      ☐ No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes       ☑ No
State issuer’s revenues for its most recent fiscal year. None
As of March 20, 2007, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $1,700,000.
As of March 20, 2007, there were 2,710 membership units outstanding.
Transitional Small Business Disclosure Format (Check one):      ☐ Yes      ☑ No
This Special Report is filed under cover of the facing sheet of Form 10-KSB in accordance with Rule 15(d)-2 of the Securities Exchange Act of 1934 and contains only financial statements for the fiscal year ended November 30, 2006.

VICTORY RENEWABLE FUELS, LLC

EXPLANATORY NOTE
     Rule 15d-2 under the Securities exchange Act of 1934, as amended, provides generally that if a company files a registration statement under the Securities Act of 1933, as amended, which does not contain certified financial statements for the company’s last full fiscal year (or for the life of the company if less than a full fiscal year), then the company must, within 90 days after the effective date of the registration statement, file a special report furnishing certified financial statements for the last full fiscal year or other period, as the case may be. Rule 15d-2 further provides that the special financial report is to be filed under cover of the facing sheet of the form appropriate for annual reports of the company.
     Victory Renewable Fuels, LLC’s Registration Statement on Form SB-2 did not contain the certified financial statements for the year ended November 30, 2006, as contemplated by Rule 15d-2. Therefore, as required by Rule 15d-2, Victory Renewable Fuels, LLC is hereby filing such certified financial statements with the SEC under cover of the facing page of an Annual Report of Form 10-KSB.
CONTROLS AND PROCEDURES
     Our management, including our President (the principal executive officer), Allen L. Blauwet, along with our Treasurer, (the principal financial and accounting officer), Roger L. Knoblock, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2006. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
     Our management, consisting of our President and our Treasurer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of November 30, 2006, and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Victory Renewable Fuels, LLC
Larchwood, Iowa
We have audited the accompanying balance sheet of Victory Renewable Fuels, LLC (a development stage company), as of November 30, 2006 and 2005, and the related statements of operations, changes in members’ equity, and cash flows for year ended November 30, 2006, the period from inception (April 19, 2005) to November 30, 2005, and the period from inception (April 19, 2005) to November 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victory Renewable Fuels, LLC (a development stage company) as of November 30, 2006 and 2005, and the results of its operations and its cash flows for the year ended November 30, 2006, the period from inception (April 19, 2005) to November 30, 2005, and the period from inception (April 19, 2005) to November 30, 2006, in conformity with U.S. generally accepted accounting principles.
/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Certified Public Accountants
Minneapolis, Minnesota
March 21, 2007

VICTORY RENEWABLE FUELS, LLC
(A Development Stage Company)
Balance Sheets

	November 30,	November 30,
ASSETS	2006	2005

Current Assets
Cash and equivalents	$583,265	$5,339
Grant receivable	—	5,000
Prepaid expenses	11,061	14,995

Total current assets	594,326	25,334

Property and equipment
Office equipment	5,614	—
Less accumulated depreciation	(244)	—

Net property and equipment	5,370	—

Other Assets
Land option	1,000	—
Deferred offering costs	193,023	6,828

Total other assets	194,023	6,828

Total Assets	$793,719	$32,162

	November 30,	November 30,
LIABILITIES AND MEMBERS’ EQUITY	2006	2005

Current Liabilities
Accounts payable	$67,955	$4,236

Members’ Equity
Member contributions, net of costs of raising capital, 2,710 and 455 units outstanding at November 30, 2006 and 2005, respectively	1,241,255	122,500
Deficit accumulated during development stage	(515,491)	(94,574)

Total members’ equity	725,764	27,926

Total Liabilities and Members’ Equity	$793,719	$32,162

Notes to Financial Statements are an integral part of this Statement.

VICTORY RENEWABLE FUELS, LLC
(A Development Stage Company)
Statements of Operations

	Year Ended	From Inception	From Inception
	November 30,	(April 19, 2005) to	(April 19, 2005) to
	2006	November 30, 2005	November 30, 2006

Revenues	$—	$—	$—

Operating Expenses
Professional fees	434,335	65,051	499,386
General and administrative	27,567	34,523	62,090

Total	461,902	99,574	561,476

Operating Loss	(461,902)	(99,574)	(561,476)

Other Income
Grant income	10,000	5,000	15,000
Dividend and interest income	30,985	—	30,985

Total other income	40,985	5,000	45,985

Net Loss	$(420,917)	$(94,574)	$(515,491)

Weighted Average Units Outstanding	2,451	405	1,670

Net Loss Per Unit	$(171.73)	$(233.52)	$(308.68)

Notes to Financial Statements are an integral part of this Statement.

VICTORY RENEWABLE FUELS, LLC
(A Development Stage Company)
Statement of Changes in Members’ Equity

		Deficit Accumulated
	Member	During Development
	Contributions	Stage

Balance — Inception, April 19, 2005	$—	$—
Capital contributions - 420 units, $250 per unit, April 2005	105,000	—
Capital contributions - 35 units, $500 per unit, November 2005	17,500	—
Net loss	—	(94,574)
Balance — November 30, 2005	122,500	(94,574)

Capital contributions - 2,255 units, $500 per unit, January 2006	1,127,500	—
Cost of raising capital	(8,745)	—
Net loss	—	(420,917)

Balance — November 30, 2006	$1,241,255	$(515,491)

Notes to this Financial Statement are an integral part of this Statement.

VICTORY RENEWABLE FUELS, LLC
(A Development Stage Company)
Statements of Cash Flows

	Year Ended	From Inception	From Inception
	November 30,	(April 19, 2005) to	(April 19, 2005) to
	2006	November 30, 2005	November 30, 2006
Cash Flows from Operating Activities
Net loss	$(420,917)	$(94,574)	$(515,491)
Adjustments to reconcile net loss to net cash from operations:
Change in assets and liabilities
Depreciation	244	—	244
Grant receivable	5,000	(5,000)	—
Prepaid expenses	3,934	(14,995)	(11,061)
Accounts payable	9,419	4,236	13,655

Net cash used in operating activities	(402,320)	(110,333)	(512,653)

Cash Flows from Investing Activities
Payment for land option	(1,000)	—	(1,000)
Payments for office equipment	(5,614)	—	(5,614)

Net cash used in investing activities	(6,614)	—	(6,614)

Cash Flows from Financing Activities
Payments for offering costs	(140,640)	(6,828)	(147,468)
Member contributions	1,127,500	122,500	1,250,000

Net cash provided by financing activities	986,860	115,672	1,102,532

Net Increase in Cash and Equivalents	577,926	5,339	583,265

Cash and Equivalents — Beginning of Period	5,339	—	—

Cash and Equivalents — End of Period	$583,265	$5,339	$583,265

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Deferred offering costs in accounts payable	$54,300	$—	$54,300

Offering costs offset against member contributions	$8,745	$—	$8,745

Notes to Financial Statements are an integral part of this Statement.

VICTORY RENEWABLE FUELS, LLC
(A Development Stage Company)
Notes to Financial Statements
November 30, 2006 and 2005
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Victory Renewable Fuels, LLC, (an Iowa Limited Liability Company) was organized with the objective of developing, constructing, and operating a 30 million gallon biodiesel manufacturing facility in Lyon County, Iowa. The Company was formed on April 19, 2005 to have a perpetual life. As of November 30, 2006, the Company is in the development stage with its efforts being principally devoted to equity raising and organizational activities. Construction is anticipated to begin in 2007 with expected completion in 2008.
Fiscal Reporting Period
The Company has adopted a fiscal year ending November 30 for reporting financial operations.
Accounting Estimates
Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles of the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates. Significant estimates include the deferral of expenditures for offering costs which are dependent upon successful financing and project development as discussed below. It is at least reasonably possible that these estimates may change in the near term.
Cash and Equivalents
The Company maintains its accounts primarily at one financial institution. At times throughout the year, the Company’s cash balances, which include cash invested in money market funds, may exceed amounts insured by the Federal Deposit Insurance Corporation (FDIC). The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. At November 30, 2006, cash invested in money market funds totaled approximately $546,000, which is uninsured.
Deferred Offering Costs
The Company defers the costs incurred to raise equity financing until that financing occurs. At such time that the issuance of new equity occurs, these costs will be netted against the proceeds received or if the financing does not occur they will be expensed.
Property and Equipment
Property and equipment is stated at the lower of cost or estimated fair value. Depreciation is provided over an estimated useful life by use of the straight line depreciation method. Maintenance and repairs will be expensed as incurred; major improvements and betterments will be capitalized.
The Company has incurred substantial consulting, permitting, and other pre-construction services related to building its facilities. Due to the substantial current uncertainties regarding the Company’s ability to proceed with the ultimate facility construction until the Company has raised debt and equity financing, the Company expenses these preconstruction costs as incurred.
Grants
The Company recognizes grant income as other income for reimbursement of expenses incurred upon complying with the conditions of the grant. For reimbursements of capital expenditures, the grants will be recognized as a

VICTORY RENEWABLE FUELS, LLC
(A Development Stage Company)
Notes to Financial Statements
November 30, 2006 and 2005
reduction of the basis of the asset upon complying with the conditions of the grant. Grant income received for incremental expenses that otherwise would not have been incurred is netted against the related expense.
Income Taxes
The Company is treated as a partnership for federal and state income tax purposes and generally does not incur income taxes. Instead, its earnings and losses are included in the income tax returns of the members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements.
Organizational and Start Up Costs
The Company expenses all organizational and start up costs as incurred.
Fair Value of Financial Instruments
The carrying value of cash and equivalents approximate fair value.
Recently Issued Accounting Pronouncements
Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Company’s financial statements.
2. INCOME TAXES
The differences between financial statement basis and tax basis of assets are as follows:

	November 30,	November 30,
	2006	2005
Financial statement basis of assets	$793,719	$32,162
Plus: organization and start-up costs	546,232	94,574

Income tax basis of assets	$1,339,951	$126,736

There were no differences between the financial statement basis and tax basis of the Company’s liabilities.
3. MEMBERS’ EQUITY
As specified in the Company’s operating agreement, the Company is authorized to issue an unlimited number of membership units. The Company has one class of membership units, which include certain transfer restrictions as specified in the operating agreement and pursuant to applicable tax and securities laws. The Company was initially capitalized by eight members of the original Board of Directors, contributing an aggregate of $105,000 for 420 membership units. Income, losses, and distributions are allocated to all members in proportion to units held.
Private Placement Memorandum
The Company issued a Private Placement Memorandum (PPM) dated November 28, 2005 for the sale of 7,000 units. The units were offered at a price of $500 per unit. All funds collected were considered at-risk capital. Potential investors were required to make a minimum purchase of 40 units at a cost of $20,000, with the option to purchase additional units in two unit increments. In January 2006, the Board of Directors passed a resolution

VICTORY RENEWABLE FUELS, LLC
(A Development Stage Company)
Notes to Financial Statements
November 30, 2006 and 2005
accepting two members’ seed capital subscription agreements at less than the minimum of $20,000. The proceeds from this offering are being used to pay for organizational and project development costs. The Company anticipated closing the offering on December 28, 2005, but the Board of Directors voted to extend the offering through February 13, 2006 at which point all PPM seed capital subscription agreements were closed. This PPM offering raised a total of $1,145,000 in exchange for 2,290 units, which includes $17,500 in capital contributions made in November 2005 and $1,127,500 made in January 2006. The Company reclassified $8,745 of deferred offering costs against the equity proceeds raised under the PPM.
Registration Statement
The Company filed a Form SB-2 Registration Statement with the Securities and Exchange Commission (SEC), which was declared effective December 22, 2006. The Offering is for a minimum of 25,550 membership units and a maximum of 34,050 membership units for sale at $1,000 per unit, for a minimum offering amount of $25,550,000 and a maximum offering amount of $34,050,000. The offering will remain open until December 22, 2007 unless the maximum number of units is sold prior to that date. The offering may also end earlier upon receiving subscriptions for the minimum number of units.
As of March 20, 2007, the Company has received subscriptions of approximately $5,873,000.
4. GRANTS
In 2005, the Company was awarded and received a $5,000 grant from the Iowa Agriculture Innovation Center to be used for a feasibility study. The grant funds were received in January 2006.
In December 2005, the Company was awarded a $5,000 value-added matching grant from the Iowa Soybean Association (ISA) to be used for the feasibility study. Under the terms of the grant, the feasibility study was required to be completed by September 30, 2006 by an ISA approved consultant. The Company received the grant funds of $5,000 in March 2006.
In October 2006, the Company was awarded a $5,000 value-added matching grant from Farm Credit Services. The Company received the grant funds in October 2006.
5. COMMITMENTS AND CONTINGENCIES
Consulting Contracts
In May 2005, the Company entered into a consulting agreement with an unrelated party for initial project development services. The Company agreed to pay the consultant $100 per hour, not to exceed $6,000 per month. The Company reimburses travel expenses at $45 per hour as well as all reasonable and necessary expenses incurred by the consultant. Secretarial work will also be provided at $25 per hour. The agreement may be terminated at any time by either party upon thirty days’ prior written notice.
In September 2006, the Company entered into a consulting agreement with the same unrelated party for project development services, which includes assisting in project development, negotiating contracts, assisting with equity marketing and securing debt financing. The Company agreed to pay the consultant a $10,000 commitment fee upon signing the contract and $1,000 per month for services. The Company also agreed to pay $20,000 upon acceptance of the business plan, $35,000 upon receipt of the senior loan commitment, $35,000 at the execution of the senior loan documents, and $50,000 upon opening of the equity drive. As of November 30, 2006, the Company had incurred $33,000 under this contract.

VICTORY RENEWABLE FUELS, LLC
(A Development Stage Company)
Notes to Financial Statements
November 30, 2006 and 2005
Plant Construction
The total cost of the project, including the construction of the biodiesel plant and start-up expenses, is expected to approximate $58 million, with approximately $49 million for the proposed plant construction. The Company received a non-binding preliminary budget from a general contractor, an unrelated party, to design and build the biodiesel plant with an estimated contract price of approximately $46 million, which covers the majority of the construction costs for the proposed plant. Through additional discussions with the anticipated general contractor, the Company believes the start-up expenses will approximate $9 million. The Company anticipates funding the development of the biodiesel plant by raising total equity of up to approximately $35 million and securing financing at a minimum of approximately $23 million. The amount of debt financing needed depends on the amount of equity raised in the Offering.
In May 2005, the Company entered into an agreement with the anticipated general contractor for Phase I construction services. The contractor will assist in developing and finalizing the business plan and provide project development services. The Company paid the contractor a sum of $50,000 upon signing. This initial fee will be credited against the cost of building the facility if the Company uses the general contractor. If the Company does not go ahead with construction with this contractor, the contractor will retain the $50,000 as payment for services with developing the business plan.
In January 2006, the Company entered into another agreement with the anticipated general contractor for Phase II construction services. As consideration for these services, the Company paid $300,000 in three $100,000 installments beginning at the signing of the agreement and in 30 day increments thereafter. Additional travel and subcontractor expenses incurred in order to complete the agreement will be billed separately at cost plus a 10% markup. If the Company proceeds with this contractor for the facility construction, the $300,000 payment will be credited against the cost of such facilities. As of November 30, 2006, the Company had recorded $300,000 as expense in accordance with the agreement.
In July 2006, the Company entered into another agreement with the anticipated general contractor for pre-construction services, which includes additional engineering, assistance with permitting, establishing final project specifications and contract pricing, and procuring equipment for the project. The Company was to pay the general contractor a down payment of $2,500,000 by the earlier of two weeks after breaking escrow or December 31, 2006. The general contractor extended the date for the down payment of $2,500,000 first until February 28, 2007 and again until April 9, 2007. The general contractor reserves the right to update pricing prior to final execution due to engineering changes or price escalation beyond its control. The Company will be highly dependent upon the anticipated general contractor for construction of the biodiesel plant.
Land option
In April 2006, the Company paid $1,000 to enter into a contract with a group related to two directors to have the option to purchase approximately 32 acres of land in Lyon County, Iowa for $5,000 per acre plus transaction costs for the biodiesel plant. The initial option was until December 31, 2006, but was extended until July 1, 2007. The Company agrees to pay for any crop damage if possession is taken prior to crop removal or if damage is done during surveying, testing and inspection until July 1, 2007.

EXHIBITS.
     The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit		Method of
No.	Description	Filing

31.1	Certificate Pursuant to 17 CFR 240.13(a)-14(a)	*

31.2	Certificate Pursuant to 17 CFR 240.13(a)-14(a)	*

32.1	Certificate Pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate Pursuant to 18 U.S.C. Section 1350	*

(*) Filed herewith.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICTORY RENEWABLE FUELS, LLC

Date: March 22, 2007	/s/ Allen L. Blauwet

Allen L. Blauwet
Chairman, President and Director
(Principal Executive Officer)

Date: March 22, 2007	/s/ Roger S. Knoblock

Roger L. Knoblock
Vice Chairman, Treasurer and Director
(Principal Financial and Accounting Officer)
     In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:

Date: March 22, 2007	/s/ Allen L. Blauwet

Allen L. Blauwet
Chairman, President and Director
(Principal Executive Officer)

Date: March 22, 2007	/s/ Roger L. Knoblock

Roger L. Knoblock
Vice Chairman, Treasurer and Director
(Principal Financial and Accounting Officer)

Date: March 22, 2007	/s/ Lance T. Boer

Lance T. Boer
Secretary and Director

Date: March 22, 2007	/s/ Clarence Boer

Clarence Boer
Director

Date: March 22, 2007	/s/ Kenneth Campbell

Kenneth Campbell
Director

Date: March 22, 2007	/s/ Larry Den Herder

Larry Den Herder
Director

Date: March 22, 2007	/s/ Terry Knoblock

Terry Knoblock
Director

Date: March 22, 2007	/s/ Bob Moser, Jr.

Bob Moser, Jr.
Director

Date: March 22, 2007	/s/ Greg Popkes

Greg Popkes
Director

Date: March 22, 2007	/s/ Mike Snyders

Mike Synders
Director

Date: March 22, 2007	/s/ Gary Vander Plaats

Gary Vander Plaats
Director