Form 10QSB
period 2007-02-28
VICTORY RENEWABLE FUELS LLC
filed 2007-04-16
CIK 1355725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarter ended February 28, 2007
OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from                      to
Commission file number 333-134257
VICTORY RENEWABLE FUELS, LLC
(Exact name of small business issuer as specified in its charter)

Iowa (State or other jurisdiction of	20-2697625 (I.R.S. Employer Identification No.)
incorporation or organization)
303 HOOGIE STREET, LESTER, IOWA 51242
(Address of principal executive offices)
(877) 200-0340
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:
     As of April 9, 2007, there were 2,710 units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
VICTORY RENEWABLE FUELS, LLC
(A Development Stage Company)
Condensed Balance Sheet

February 28,
2007
(Unaudited)
ASSETS

Current Assets
Cash and equivalents	$173,564
Prepaid expenses	41,452

Total current assets	215,016

Property and equipment
Office equipment	6,814
Less accumulated depreciation	(547)

Net property and equipment	6,267

Other Assets
Deferred offering costs	437,693
Land option	1,000

438,693

Total Assets	$659,976

February 28,
2007
(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	$30,960

Members’ Equity
Member contributions, net of costs of raising capital, 2,710 units outstanding	1,241,255
Deficit accumulated during development stage	(612,239)

Total members’ equity	629,016

Total Liabilities and Members’ Equity	$659,976

Notes to Financial Statements are an integral part of this Statement.

VICTORY RENEWABLE FUELS, LLC
(A Development Stage Company)
Condensed Statements of Operations

	Three Months Ended	Three Months Ended	From Inception
	February 28,	February 28,	(April 19, 2005) to
	2007	2006	February 28, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$—		$—

Operating Expenses
Professional fees	75,183	222,815	574,569
General and administrative	33,535	50	95,625

Total	108,718	222,865	670,194

Operating Loss	(108,718)	(222,865)	(670,194)

Other Income
Grant income	—	5,000	15,000
Dividend and interest income	4,970	4,751	35,955
Other income	7,000	—	7,000

Total	11,970	9,751	57,955

Net Loss	$(96,748)	$(213,114)	$(612,239)

Weighted Average Units Outstanding	2,710	1,635	1,807

Net Loss Per Unit	$(35.70)	$(130.34)	$(338.82)

Notes to Financial Statements are an integral part of this Statement.

VICTORY RENEWABLE FUELS, LLC
(A Development Stage Company)
Condensed Statements of Cash Flows

	Three Months Ended	Three Months Ended	From Inception
	February 28,	February 28,	(April 19, 2005) to
	2007	2006	February 28, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(96,748)	$(213,114)	$(612,239)
Adjustments to reconcile net loss to net cash from operations:
Depreciation	303	—	547
Change in assets and liabilities
Prepaid expenses	(30,391)	4,995	(41,452)
Accounts payable	5,715	109,609	19,370

Net cash used in operating activities	(121,121)	(98,510)	(633,774)

Cash Flows from Investing Activities
Payments for office equipment	(1,200)	—	(6,814)
Land option	—	—	(1,000)

Net cash used in investing activities	(1,200)	—	(7,814)

Cash Flows from Financing Activities
Payments for deferred offering costs	(287,380)	(13,685)	(434,848)
Member contributions	—	1,127,500	1,250,000

Net cash (used in) provided by financing activities	(287,380)	1,113,815	815,152

Net Increase (Decrease) in Cash and Equivalents	(409,701)	1,015,305	173,564

Cash and Equivalents – Beginning of Period	583,265	5,339	—

Cash and Equivalents – End of Period	$173,564	$1,020,644	$173,564

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Deferred offering costs in accounts payable	$11,590	$2,109	$11,590

Deferred offering costs offset against member contributions	—	$8,745	$8,745

Notes to this Financial Statement are an integral part of this Statement.

VICTORY RENEWABLE FUELS, LLC
(A Development Stage Company)
Condensed Notes to Financial Statements (Unaudited)
February 28, 2007
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended November 30, 2006, contained in the Company’s annual report on Form 10-KSB for 2006.
In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting of normal recurring accruals) that we consider necessary to present fairly the Company’s results of operations, financial position and cash flows. The results reported in these condensed interim financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.
Nature of Business
Victory Renewable Fuels, LLC, (an Iowa Limited Liability Company) was organized with the objective of developing, constructing, and operating a 30 million gallon biodiesel manufacturing facility in Lyon County, Iowa. The Company was formed on April 19, 2005 to have a perpetual life. As of February 28, 2007, the Company is in the development stage with its efforts being principally devoted to equity raising and organizational activities. Construction is anticipated to begin in late 2007 with expected completion in late 2008 or early 2009.
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
Cash and Equivalents
The Company maintains its accounts primarily at one financial institution. At times throughout the year, the Company’s cash balances, which include cash invested in money market funds, may exceed amounts insured by the Federal Deposit Insurance Corporation (FDIC). The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. At February 28, 2007, cash invested in money market funds totaled approximately $151,000, which is uninsured.
Deferred Offering Costs
The Company defers the costs incurred to raise equity financing until that financing occurs. At such time that the issuance of new equity occurs, these costs will be netted against the proceeds received or if the financing does not occur they will be expensed.

VICTORY RENEWABLE FUELS, LLC
(A Development Stage Company)
Condensed Notes to Financial Statements (Unaudited)
February 28, 2007
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
Grants
The Company recognizes grant income as other income for reimbursement of expenses incurred upon complying with the conditions of the grant. For reimbursements of capital expenditures, the grants will be recognized as a reduction of the basis of the asset upon complying with the conditions of the grant. Grant income received for incremental expenses that otherwise would not have been incurred is netted against the related expense.
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
Private Placement Offering
The Company raised $1,145,000 and issued 2,290 units in a Private Placement Offering. The proceeds from this offering are being used to pay for organizational and project development costs.
Registration Statement
The Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (SEC), which was declared effective December 22, 2006. The Offering is for a minimum of 25,550 membership units and a maximum of 34,050 membership units for sale at $1,000 per unit, for a minimum offering amount of $25,550,000 and a maximum offering amount of $34,050,000. The offering will remain open until December 22, 2007 unless the maximum number of units is sold prior to that date. The offering may also end earlier upon receiving subscriptions for the minimum number of units. As of April 9, 2007, the Company had subscriptions for 6,173 units totaling $6,173,000.
3. COMMITMENTS AND CONTINGENCIES
Consulting contracts
In September 2006, the Company entered into a consulting agreement with an unrelated party for project development services, which includes assisting in project development, negotiating contracts, assisting with equity marketing and securing debt financing. The Company agreed to pay the consultant a $10,000 commitment fee upon signing the contract and $1,000 per month for services. The Company also agreed to pay $20,000 upon acceptance

VICTORY RENEWABLE FUELS, LLC
(A Development Stage Company)
Condensed Notes to Financial Statements (Unaudited)
February 28, 2007
of the business plan, $35,000 upon receipt of the senior loan commitment, $35,000 at the execution of the senior loan documents, and $50,000 upon opening of the equity drive, which began after the SEC declared the Company’s Registration Statement effective on December 22, 2006. As of February 28, 2007, the Company had incurred $86,000 under this contract.
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
In July 2006, the Company entered into an agreement with a subsidiary of the anticipated general contractor for pre-construction services, which includes establishing final project specifications and contract pricing, procuring equipment for the project, additional engineering services, and assistance with permitting. This agreement was replaced by an agreement dated March 31, 2007. The Company is to pay the down payment of $2,500,000 by the earlier of two weeks after breaking escrow or May 31, 2007. The payment will be included in a final design-build contract price if such a contract is executed by the parties. The Company has the right to terminate the Agreement at any time upon providing written notice to the contractor. The Agreement will terminate if a final design-build contract is not executed by the parties within 30 days of the targeted field construction date. The general contractor and its subsidiary reserve the right to update pricing prior to final execution due to engineering changes or price escalation beyond their control. The Company will be highly dependent upon the anticipated general contractor for construction of the biodiesel plant.
In the event the Agreement is terminated and the final costs plus markup incurred by the contractor are less than the $2,500,000 paid by the Company, the general contractor is required to refund to the Company the difference between the payment made by the Company and the final costs plus markup incurred. If the costs plus mark markup incurred by contractor are in excess of the payment made by the Company, the contractor will bear sole responsibility for such costs.
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
Iowa Department of Economic Development loan award
In March 2007, the Company was awarded a Valued Added Agricultural Products and Processes Financial Assistance Program loan totaling $400,000 from the Iowa Department of Economic Development. The loan includes $100,000 that is forgivable based on producing 30 million gallons of biodiesel annually and meeting certain wage requirements for its employees. If the conditions are not met, the loan will be amortized over five years without interest. The remaining $300,000 loan is amortized over five years without interest.

Item 2. Management’s Discussion and Analysis and Plan of Operation
Forward Looking Statements
          This report contains forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:
•	Competition with other manufacturers in the biodiesel industry;

•	Overcapacity within the biodiesel industry;

•	Decrease in the demand for biodiesel;

•	Actual biodiesel and glycerin production varying from expectations;

•	Availability and cost of products and raw materials, particularly soybean oil;

•	Changes in the price and market for biodiesel and its co-products;

•	Our ability to market and our reliance on third parties to market our products;

•	Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as:
–	national, state or local energy policy;

–	federal biodiesel tax incentives;

–	legislation establishing a renewable fuel standard or other legislation mandating the use of biodiesel or other oxygenate additives; or

–	environmental laws and regulations that apply to our plant operations and their enforcement;
•	Total U.S. consumption of diesel fuel;

•	Fluctuations in petroleum prices;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in our business strategy, capital improvements or development plans;

•	Results of our hedging strategies;

•	Changes in interest rates or the availability of credit;

•	Our ability to generate free cash flow to invest in our business and service our debt;

•	Our ability to produce biodiesel that meets current governmental standards;

•	Our ability to retain key employees and maintain labor relations;

•	Changes and advances in biodiesel production technology;

•	Competition from alternative fuels and alternative fuel additives; and

•	Other factors described elsewhere in this report.
     We undertake no duty to update these forward-looking statements, even though our situation may change in the future. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.
Overview
     Victory Renewable Fuels, LLC is a development-stage Iowa limited liability company. It was formed on April 19, 2005, for the purpose of developing, constructing and operating a 30 million gallon per year biodiesel plant to be located in Lyon County, Iowa. We have not yet engaged in the production of biodiesel and its co-products. We do not expect to generate revenues until plant construction is completed and operational. Assuming successful completion of our registered offering and debt financing, we anticipate construction will commence in the fourth quarter of 2007. Commencement of operations is expected to occur approximately 10 to 15 months thereafter. We anticipate completion of plant construction by late 2008 or early 2009. However, we may be unable to meet this timeline.
     We anticipate that the total expenditures for development and construction of the plant will be approximately $58,000,000. Our ability to complete the project will be dependent upon the amount of capital raised in our registered offering and the amount of debt financing we are able to secure from a lender. There is no assurance that we will be able to proceed with construction and start up of the plant.
     We intend to finance the development and construction of our project with a combination of equity and debt capital. We raised $1,250,000 from our founding members and seed capital investors in a private placement for the purpose of funding our developmental, organizational and offering expenses. We filed a Registration Statement on form SB-2 with the United States Securities and Exchange Commission (“SEC”) which became effective on December 22, 2006, and intend to raise a minimum of $25,550,000 and a maximum of $34,050,000 in our registered offering. Depending on the level of equity raised in our registered offering and the amount of any grants we may be awarded, we will need to obtain debt financing, grants and other incentives ranging from approximately $22,700,000 to $31,200,000 in order to supplement our seed capital and fully capitalize the project. We have no contracts or commitments with any bank, lender or financial institution for debt financing. As of April 9, 2007, we have received subscriptions for 6,173 membership units for an aggregate amount of $6,173,000. We have not released funds from escrow or met the conditions required to do so. We have been involved in preliminary discussions with Great Western Bank, a potential senior lender, regarding negotiating the possible terms and conditions we may anticipate in obtaining debt financing for the funds needed to complete the construction of our project. However, a there is no assurance that we will be able to obtain the senior debt financing or that adequate debt financing will be available on the terms we currently anticipate. The level of debt we require may be reduced by any grants awarded to us. Depending on the number of units sold in our registered offering, we may also seek third party credit providers to provide subordinated debt for the construction and initial operating expenses of the project.
     We are in the development phase, and until the proposed biodiesel plant is operational, we will generate no revenue. We anticipate that accumulated losses will continue to increase until the biodiesel plant is operational. Since we have not yet become operational, we do not yet have comparable income, production and sales data. Accordingly, we do not provide a comparison of our financial results between reporting periods in this report.
     Subsequent to the period covered by this report, on March 12, 2007, the Lyon County Board of Supervisors passed a Resolution authorizing the commitment for a Tax Increment Financing Rebatement Agreement for our project. According to the Resolution, the County agrees to provide us with a tax increment financing rebate for a period of 15 years. The Resolution states that in Years 1-5 we will receive a tax increment rebate of 90%, which is reduced to 75% in Years 6-10. We are scheduled to receive a 50% tax increment rebate for Years 10 – 15. The

Resolution provides that 30% of the tax increment financing rebate must remain in Lyon County, Iowa for economic development purposes within the County. In addition, the Resolution states that Lyon County, Iowa agrees to improve Eagle Avenue, which runs to the proposed site for our plant, and such improvement costs shall be the responsibility of the County. The Resolution is subject to the execution of a final development agreement between us and Lyon County. There is no assurance that we will ever enter into such an agreement. In the event a final development agreement is executed, we anticipate that the tax increment rebate will provide us with approximately $1.2 million in tax savings over the fifteen year period.
     Subsequent to the period covered by this report, on March 15, 2007, our application for a $100,000 forgivable loan and a $300,000 no interest loan from the Iowa Department of Economic Development was approved. We have not yet received the loan proceeds.
     Subsequent to the period covered by this report, on March 15, 2007, we received an award letter from the Iowa Department of Economic Development indicating that we qualify for a High Quality Jobs Creation award for our project. The credit consists of a two components. The first component is a refund of sales, service or use taxes paid during construction. The second component is an investment tax credit of up to 6% of the capital expenditures of our project. We estimate that the refund of sales, service or use taxes will result in a refund to us of approximately $382,500 and the investment tax credit will result in a tax credit of approximately $2,807,000, which will pass through to our members. While we have received an award letter, we have not negotiated an agreement with the Iowa Department of Economic Development.
Plan of Operations for the Next 12 Months
     We expect to spend at least the next 12 months focused on three primary activities: (1) project capitalization; (2) site acquisition and development; and (3) plant construction. We do not anticipate completion of plant construction or start up of operations until late 2008 or early 2009. Assuming the successful completion of our registered offering and the related debt financing, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site acquisition and development, utilities, construction and equipment acquisition. There is no assurance that the funds remaining from the $1,250,000 in seed capital proceeds will supply us with enough cash on hand to cover our costs through this period, including staffing, office costs, audit, consulting, legal, compliance and staff training, and we may be required to obtain financing from third parties to obtain enough cash to cover our costs through this period. We estimate that we will need an additional $56,750,000 to complete the project.
Project capitalization
     We raised $1,250,000 from our founding members and in our seed capital offering. We filed a Registration Statement on Form SB-2 with the SEC which became effective on December 22, 2006. We also registered units for sale in the states of Iowa and South Dakota. The offering is for a minimum of 25,550 units and a maximum of 34,050 units at a purchase price of $1,000 per unit. There is a minimum purchase of 20 units to participate in the offering with additional units to be purchased in increments of one unit. The minimum aggregate offering amount is $25,550,000 and the maximum aggregate offering amount is $34,050,000. After the offering, there will be 28,260 units issued and outstanding if we sell the minimum number of units offered in the registered offering and 36,760 units issued and outstanding if we sell the maximum number of units offered in the offering. This includes 2,710 units issued to our founding and seed capital members during our previous seed capital offerings. As of April 9, 2007, we have received subscriptions from potential investors totaling 6,173 membership units. We have not accepted any subscription agreements at this time.
     The registered offering will end no later than the date on which the maximum number of units have been sold or on December 22, 2007, whichever occurs first. We may also decide to end the offering any time after we have sold the minimum number of units and prior to December 22, 2007. If we decide to abandon the project for any reason, we will terminate the offering. The proceeds from the sale of units will be held in escrow. We will not release funds from the escrow account until specific conditions are satisfied. Those conditions are: (1) the cash proceeds in escrow equal or exceed $25,550,000, exclusive of interest; (2) we obtain a written debt financing commitment for debt financing ranging from $22,700,000 to $31,200,000, depending on the level of equity raised and any grant funding received; (3) we elect, in writing, to terminate the escrow agreement; and (4) the escrow agent provides an affidavit, as provided in the escrow agreement, to the states in which the units have been registered stating that the foregoing requirements of (1), (2) and (3) have been satisfied. As of the date of this report, we have not met the conditions in order to release funds from escrow.
     We are involved in preliminary discussions with Great Western Bank, a potential senior lender, regarding the terms and conditions we may anticipate in obtaining debt financing. However, there is no assurance that we will be able to obtain the senior debt financing or that adequate debt financing will be available on the terms we currently anticipate. We may not satisfy the loan commitment conditions before closing, or at all. If this occurs we may:
•	commence construction of the plant using all or a part of the equity funds raised while we seek another debt financing source;

•	hold the equity funds raised indefinitely in an interest-bearing account while we seek another debt financing source;

•	return the equity funds, if any, to investors with accrued interest, after deducting the currently indeterminate expenses of operating our business or partially constructing the plant before we return the funds.
     While the foregoing alternatives may be available, we do not expect to begin substantial plant construction activity before satisfying the loan commitment conditions or closing the loan transaction because it is very likely that our general contractor and any lending institution will prohibit substantial plant construction activity until satisfaction of loan commitment conditions or loan closing. We expect that proceeding with plant construction prior to satisfaction of the loan commitment conditions or closing the loan transaction could cause us to abandon the project or terminate operations.
     We also do not expect to hold the equity funds indefinitely in an interest-bearing account while we seek another debt financing source because it is possible that our anticipated design-builder, Renewable Energy Group, Inc. (“REG, Inc.”), would not be willing to renew its statements of intent with us until we had secured a debt financing source. If we failed to find a new debt financing source and REG, Inc. refused a renewal or extension of its letters of intent with us, we would expect to return your investment with any accrued interest after deducting operating expenses.
Site acquisition and development
     We expect to continue working principally on the preliminary design and development of our proposed biodiesel plant, the acquisition and development of the proposed plant site in Lyon County, Iowa, obtaining the necessary construction permits, beginning dirt work on the proposed sites, identifying potential sources of debt financing and negotiating the feedstock procurement, biodiesel and glycerin marketing, utility and other contracts. We plan to fund these activities and initiatives using the funds remaining from $1,250,000 previously raised from our founding members, our seed capital offering and grants received. We believe that our existing funds will permit us to continue our preliminary activities through the end of the registered offering. If we are unable to close our registered offering or obtain other funds, we may be forced to discontinue operations.
     On December 29, 2006 we entered into an Extension of Option to Purchase with Thadd D. Knoblock, Wendy S. Knoblock, Trent L. Knoblock, Heather M. Knoblock, Troy J. Knoblock, Donna M. Knoblock, Travis R. Knoblock and Kathy S. Knoblock (together “the Knoblocks”), for the purchase of approximately 32 acres of property located one mile east of County Road K30 and one mile south of County Road A26 in Lyon County, Iowa. We paid the Knoblocks $1,000 upon the execution of the original option. If we exercise the option, the agreement provides that we will pay $5,000 per acre for the purchase of the site. Thadd D. Knoblock, Trent L. Knoblock, Troy J. Knoblock and Travis R. Knoblock are sons of Roger Knoblock, a member of our board of directors and our treasurer and vice chairman. The term of the option was originally set to expire on December 31, 2006. However, this date has been extended to July 1, 2007 through the execution of the Extension. The land has been devoted to agricultural use, but we have not obtained an environmental assessment on the property so there is no assurance that we will not encounter hazardous conditions at the site which would delay our project.
     Final plant site selection is contingent on analysis of issues such as cost of water, utilities and transportation, and upon raising sufficient funds to allow construction, the securing of additional financing needed, and obtaining the necessary permits to build at the selection location. Our board reserves the right to change the location of the plant site(s), in their sole discretion for any reason.
     We entered into an Agreement for Phase 1 Services and Statement of Intent (“Phase 1 Agreement”) with REG, LLC on May 10, 2005. The Phase 1 Agreement was assigned to REG, Inc. ( a company related to REG, LLC) on August 7, 2006. Upon execution of the Phase 1 Agreement, we made a payment of $50,000 to REG, Inc. for preliminary engineering design services. The Phase 1 Agreement also states that in the event we proceed with the construction of the biodiesel facility and contract with REG, Inc. to provide the construction services for the facility, the $50,000 payment will be credited against the cost of the facility. If we do not retain REG, Inc. to provide turn-key engineering and construction services for our biodiesel plant, REG, Inc. is entitled to keep the $50,000 payment made pursuant to the Phase 1 Agreement.
     On January 20, 2006, we entered into an Agreement for Phase 2 Services and Statement of Intent (“Phase 2 Agreement”) with REG, LLC. The Phase 2 Agreement was assigned to REG, Inc. on August 7, 2006. Pursuant to the Phase 2 Agreement, REG, Inc. is to provide design development documents defining the concepts developed in the Phase 1 Agreement, create a design build construction schedule, determine a final contract price, and assist us with permitting and presentation of a completed plan to potential investors and lenders. In consideration for such services, we paid REG, Inc. the sum of $300,000 which was due in three equal installments: (1) upon execution of the Phase 2 Agreement; (2) within 30 days of execution of the Phase 2 Agreement; and (3) within 60 days of execution of the Phase 2 Agreement. It is the intent of the parties to reach Phase 3 of the project, which is final design and construction, and that the parties will negotiate and execute a definitive engineering and construction agreement (the “Design Build Agreement”). However, we have not yet executed the Design-Build Agreement for our plant and may never do so. If we do proceed with construction of the plant, the $300,000 paid to REG, Inc. pursuant to the Phase 2 Agreement will be credited toward the cost of the facility.
     We entered into an Agreement for Pre-Construction Services with REG, LLC on July 28, 2006, under which REG, LLC agreed to complete preconstruction services including additional engineering work, assistance with additional permitting, establishment of project specifications, and placement of orders for long lead time equipment. In exchange for these services we agreed to pay REG, LLC an additional $2,500,000 by December 31, 2006. This payment date was extended pursuant to the Design Build Quote,as discussed below.
     On November 27, 2006 REG, Inc. provided us a Design-Build Quote, under which they estimated a base bid for a 30 million gallon plant with pre-treatment facilities, including an allowance for an office building, of $45,645,500 plus an additional $380,000 for builders risk insurance and a performance bond. This estimate primarily includes costs for the general process system, refinery process system and the animal fat process system. The estimated does not include a natural gas line to the plant or a wastewater pre-treatment facility. If we proceed with construction and execute a Design-Build Agreement with REG, Inc., REG, Inc. will apply the funds from previous agreements towards the final Design-Build Agreement contract price. If a final Design-Build Agreement is not executed prior to February 28, 2007, which date was extended to May 31, 2007, pursuant to the Agreement discussed below, pricing for our project is subject to review and possible escalation. In addition, REG, Inc. reserved the right to update pricing prior to final execution due to engineering changes or price escalation beyond its control. We expect to execute a definitive construction agreement with REG, Inc. which will set forth in detail the design and construction services provided by REG, Inc. Based on the Design-Build Quote from REG, Inc., we anticipate that the lump sum price will be approximately $45,645,500, which includes primarily the general process system, the refinery process system, the animal fat process system and an administration building. However, this is not a firm estimate and there is no assurance that the final negotiated price for design and construction of the plant will not be materially higher. The Design-Build Quote extended the date for us enter into a Design-Build Agreement with REG, Inc. and to make the $2,500,000 down payment required under the Agreement for Pre-Construction Services to REG, Inc. until February 28, 2007. We did not make this down payment prior to February 28, 2007. Instead, the deadline for us to enter into a Design-Build Agreement with REG, Inc. and make the $2,500,000 payment was extended to May 31, 2007 pursuant to the Agreement for Pre-Construction Services with Renewable Construction and Technology Group, LLC, a wholly-owned subsidiary of REG, Inc.
     The Agreement for Pre-Construction Services with Renewable Construction and Technology Group, LLC (“RCTG”) executed on March 31, 2007 replaces and supersedes the July 28, 2006 Agreement for Pre-Construction

Services with REG, LLC. Under the terms of the Pre-Construction Services Agreement, RCTG is responsible for the following:
•	Providing engineering services:
o	Crown Iron Works process and instrumentation diagrams;

o	Crown Iron Works piping isometric drawings;

o	Expanded general arrangement drawings;

o	Expanded architectural drawings, as required;

o	Site civil drawings (drawing index, final grading, drainage and site utility plans);

o	Initial engineering for structural drawings – anchor bolts down (drawing index, foundations, embeds and anchor bolts);

o	Initial engineering for tank drawings;

o	Initial engineering for electrical drawings (drawing index, legends and symbols, temporary power for construction, permanent power distribution one-lines, underground runs, grounding and panel board details); and

o	Initial engineering for mechanical drawings (drawing index, legends and symbols, underground site utilities, process and instrumentation diagrams, tank drawings and utility rough-ins).
•	Assisting with additional permitting;

•	Establishing final project specifications, contract documents and contract pricing; and

•	Placing orders for long lead time equipment and make required down payments on equipment. This will be done at the discretion of RCTG based on both schedule and monies available.
     The March 31, 2007 agreement indicates that both parties are targeting a construction start date in the fourth quarter of 2007. We are required to pay RCTG the sum of $2,500,000 within 2 weeks after we break escrow in the current registered offering or May 31, 2007, which ever date is earlier. If we are unable to make this payment and unable to negotiate for an extension, we will forfeit any amounts previously paid to REG, Inc. and will be forced to either find another builder for our project or abandon our project. If we are able to make the $2,500,000 payment required and the Pre-Construction Services Agreement is terminated thereafter either due to our inability to proceed with construction, or upon our request, RCTG will immediately stop work and mitigate any further cost. If the final actual cost to RCTG, plus a markup of 15%, is less than the $2,500,000 payment we made, RCTG will reimburse us for the difference. If the cost to RCTG, plus a markup of 15%, is more than the $2,500,000 down payment we made, RCTG will bear those additional costs and we will have no further obligation to RCTG. We also have the right to terminate the agreement at any time by giving written notice to RCTG. As of April 9, 2007, no services had been performed under this agreement.
Plant construction
     Assuming successful completion of our registered offering and debt financing, we anticipate construction will commence in the fourth quarter of 2007. Commencement of operations is expected to occur approximately 10 to 15 months thereafter. We anticipate completion of plant construction by late 2008 or early 2009. Delays in construction materials, such as steel, may delay our construction schedule. We have not obtained construction and environmental permits. Any delay in obtaining these permits could significantly delay our construction schedule. There may be other circumstances beyond our control which could delay the construction and start-up of our plant.
     Our work over the next 12 months will include completion of the final design and development of the plant. We also plan to negotiate and execute finalized contracts concerning the construction of the plant, provision of necessary water, natural gas and other power sources, feedstock procurement agreements and marketing agreements for biodiesel and glycerin. Assuming the successful completion of the registered offering and our obtaining necessary debt financing, we expect to have sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational.
     We anticipate beginning site preparation, basic concrete work, and construction of buildings using the REG, Inc. designs and supervision after breaking escrow in our general offering or shortly after the close of our offering, assuming that we are able to successfully raise the funds necessary to break escrow or close the offering. This work will consist of:

•	Preliminary engineering design services including a site plan, evaluation of potential sites and infrastructure, determination of availability of rail service and utilities, evaluation of roads, storm water runoff and drainage, site grading, subsurface conditions, and suitable soils

•	Project timetable with milestones addressing permits, fundraising, engineering construction and start-up/commissioning, and turnkey capital cost estimate and permitting requirements

•	Determination of technology needs

•	Market analysis including competitor analysis, marketing strategies and support, and customer analysis and discussion of front-loading sales for plant

•	Developing capital requirements
          We anticipate negotiating with REG, Inc. for a contract for management services. After we have met the conditions to release funds from escrow in this offering or May 31, 2007, whichever date is earlier, we will be required to pay RCTG $2,500,000 under our March 31, 2007 Agreement for Pre-Construction Services. This agreement secures a place in the construction timetable of REG, Inc., provides down payments on orders of process equipment, and provides for detailed engineering drawings and services. Until we pay RCTG under the construction services agreement we will not have a secured a spot in REG, Inc.’s construction timetable.
          In the event we make the $2,500,000 payment to RCTG pursuant to the March 31, 2007 Pre-Construction Services Agreement as described above, we anticipate execution of the Design-Build Agreement with REG, Inc., which will include a design-build construction schedule, a final contract price, permitting assistance, cash flow projections and presentation of a completed plan to potential investors and lenders.
          All of the above anticipated work is dependent upon whether or not we are able to obtain the necessary amount of equity funding in our registered offering and obtain sufficient debt financing to carry out our business plan. We continually update our business plan to assess the profitability of our project.
Permitting and Regulatory Activities
          We will be subject to extensive air, water and other environmental regulations and we will need to obtain a number of environmental permits to construct and operate the plant. We anticipate REG, Inc. will coordinate and assist us with obtaining certain environmental permits, and to advise us on general environmental compliance. In addition, we will retain consultants with expertise specific to the permits being pursued to ensure all permits are acquired in a cost efficient and timely manner. Currently, we do not anticipate problems in obtaining the required permits, however such problems may arise in which case our plant may not be allowed to operate.
Employees and Consultants
          On May 9, 2005 we entered into a Phase 1 Consulting Agreement with Ag Visions Enterprises, LLC which is owned by Jim and Becky Venner. Pursuant to the agreement Ag Visions Enterprises, LLC is to assist us with site selection, negotiation of local and state incentive packages, preparation of a business plan, preparation of a financial plan, negotiation of various contracts, planning equity marketing efforts, securing debt financing, and educating local lenders and preparation of a bankers’ book. We agreed to pay Ag Visions Enterprises, LLC $100 per hour not to exceed $6,000 per month. Secretarial work is billed at a rate of $25 per hour. In addition, we agreed to reimburse Ag Visions Enterprises, LLC for reasonable expenses and travel time at a rate of $45 per hour and we agreed to obtain reasonable insurance coverage for the benefit of Ag Visions Enterprises, LLC for injuries sustained while performing services under the consulting agreement. The Agreement can be terminated at any time by either party upon thirty days prior written notice of the party’s intent to terminate the Agreement. We may immediately terminate the Agreement for cause as set forth in the Agreement. Upon termination of the Agreement, Ag Visions shall be entitled to payments for periods that occurred prior to the date of termination.

     On July 11, 2006 we entered into a Phase II Consulting Agreement with Ag Visions Enterprises, LLC which was amended and restated on September 1, 2006. Pursuant to the terms of the Phase II Consulting Agreement we paid Ag Visions Enterprises $10,000 at signing. In addition we agreed to pay Ag Visions $1,000 per month for its services, $20,000 upon the Company’s acceptance of the business plan, $35,000 upon receipt and the Company’s acceptance of a senior loan commitment, $35,000 at the time of execution of the definitive senior loan documents and $50,000 upon opening of the equity drive. The Agreement requires Ag Visions to provide the same services as required in the Phase I Consulting Agreement. The Agreement can be terminated at any time by either party upon thirty days prior written notice of the party’s intent to terminate the Agreement. We may immediately terminate the Agreement for cause as set forth in the Agreement. Upon termination of the Agreement, Ag Visions shall be entitled to payments for periods that occurred prior to the date of termination.
     We currently have one administrative employee. In addition, as needed during the completion of the plant construction and prior to commencement of operations, we intend to hire approximately 28 employees.
     The following table represents the anticipated positions within the plant and the minimum number of individuals we intend to employ for each position:

Position	# Employed
General Manager	1
Operations Manager	1
Financial Assistant	1
Logistics/Scale Operator	1
Electrical/Control Maintenance	1
Facility Maintenance	1
Lab Technician	1
Biodiesel/Pretreatment Lead Day Shift	2
Biodiesel/Pretreatment Lead Night Shift	2
Operations Specialist Day Shift	6
Operations Specialist Night Shift	6
Load/Receive Lead	1
Load/Receive Specialist	4

TOTAL	28
The position titles, job responsibilities and numbers allocated to each position may differ when we begin to employ individuals for each position.
Trends and Uncertainties That May Affect Management’s Plan of Operation
Growth and Increased Competition in the Biodiesel Industry
     We are subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of feedstock from which our biodiesel and glycerin will be processed; dependence on our biodiesel marketer and glycerin marketer to market and distribute our products; the competitive nature of the biodiesel industry; possible legislation at the federal, state and/or local level; changes in federal tax incentives and the cost of complying with extensive environmental laws that regulate our industry.
     Our business is sensitive to feedstock prices. Biodiesel production at our plant will require significant amounts of feedstock. The feedstock cost of oil or grease is the largest single component of biodiesel production costs. We primarily use soybean oil and animal fat to produce our biodiesel. Volatile soybean oil prices have put pressure on the biodiesel industry as the price of soybean oil continues to increase. For example, on February 22, 2006, the price of crude soybean oil ranged from $0.2175 per pound in central Illinois to $0.2350 per pound on the west coast. As of February 21, 2007, the price of crude soybean oil ranged from $0.2762 in central Illinois and $0.3062 on the west coast. In addition, farmers are expected to plant more corn than soybeans in the next planting season, thereby creating a potential shortage of soybean oil. According to the March 30, 2007 news release issued by the National Agricultural Statistics Service, intended corn acreage in Iowa is expected to increase by 10.3% from 2006. The increase in intended corn acres is partially offset by a decrease in intended soybean acres. According to the news release, U.S. farmers intend to plant 67.1 million acres of soybeans in 2007, which is a decrease of 11% from 2006. The rush to produce more corn than soybeans could send soybean oil prices even higher. If this occurs, it will increase our costs and have a negative impact on our profits and you could lose some or all of your investment in us.
     Excess capacity in the biodiesel industry may lead to increased competition for inputs and decreased market prices for biodiesel. Biodiesel production at our plant will require significant amounts of soybean oil and other inputs. We do not have any long-term or short-term commitments to acquire soybean oil and other inputs for biodiesel production at our plant. If overproduction of biodiesel occurs, we will face increased competition for inputs which means we may be either unable to acquire the inputs that we need or unable to acquire them at reasonable prices. In addition, if excess capacity occurs, we may also be unable to market our products at profitable prices. If the demand for biodiesel does not grow at the same pace as increases in supply, we would expect the price for biodiesel to decline. Any decrease in the price at which we can sell our biodiesel will negatively impact our future revenues. Increased expenses and decreased sales prices for biodiesel may result in lower revenues.
     Our revenues will consist of sales of biodiesel and glycerin. We expect biodiesel sales to constitute the bulk of our future revenues. Although the price of diesel fuel has increased over the last several years and continues to rise, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. In addition, other more cost-efficient domestic alternative fuels may be developed and displace biodiesel as an environmentally-friendly alternative. If diesel prices do not continue to increase or a new fuel is developed to compete with biodiesel, it may be difficult to market our biodiesel, which could result in the loss of some or all of your investment. Further, due to the increase in the supply of biodiesel from the number of new biodiesel plants scheduled to begin production and the expansion of current plants, we do not expect current biodiesel prices to be sustainable in the long term and the industry will need to continue to grow demand to offset the increased supply brought to the market place by additional production.
     Biodiesel prices experienced a decline in the fall of 2006. Due to slow sales of biodiesel, some facilities were forced to slow down production. The demand for biodiesel follows a seasonal trend and demand decreases in colder months. If we become operational, market forces may require us to operate below our nameplate capacity. If we were to operate at less than full capacity for a sustained period of time, our ability to generate revenues and our profit margins would decrease.
     We also expect to benefit from federal and state biodiesel supports and tax incentives. Changes to these supports or incentives could significantly impact demand for biodiesel. The most significant of these are the Volumetric Ethanol Excise Tax Credit (VEETC) and the Renewable Fuels Standard (RFS). The VEETC provides a tax credit of $1.00 per gallon for agri-biodiesel which is made from virgin oils derived from agricultural commodities and animal fats and a tax credit of $0.50 per gallon for biodiesel made from agricultural products and animal fats. The effect of VEETC will be to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel. The RFS requires refiners to use 4.7 billion gallons of renewable fuels in 2007, increasing to 7.5 billion gallons by 2012. However, the mandates of the RFS are expected to largely be met by ethanol and thus will have a much smaller impact on the biodiesel industry.
     The President’s 2007 State of the Union Address proposed an expansion and reform of the RFS. To comply with the current standard, fuel blenders must use 7.5 billion gallons of renewable fuels in 2012. Under the President’s proposal, if enacted, the fuel standard would be set at 35 billion gallons of renewable and alternative fuels in 2017. Besides displacing 15% of projected annual gasoline use in 2017, the President’s proposal proposes to increase the scope of the current RFS, expanding it to an Alternative Fuel Standard (AFS). In enacted, the AFS will include sources such as corn ethanol, cellulosic ethanol, biodiesel, methanol, butanol, hydrogen and alternative fuels. Under the President’s plan, the EPA Administrator and the Secretaries of Agriculture and Energy will have authority to waive or modify the standard if they deem it necessary, and the new fuel standard will include an automatic “safety valve” to protect against unforeseen increases in the prices of alternative fuels or their feedstocks.
     Biodiesel production continues to grow as additional plants become operational. In 2006, approximately 220 million gallons of biodiesel were produced in the United States, a three fold increase from 2005 biodiesel production according to the National Biodiesel Board. In January 2007, the National Biodiesel Board estimated that there are 105 active biodiesel plants in the United States with an annual capacity of 864.4 million gallons. Another

77 plants are currently under construction and are expected to be completed in the next 18 months. An additional eight plants are expanding their existing operations. The additional combined capacity of these plants under construction is estimated at 1.7 billion gallons per year. Biodiesel plants are operating or have been proposed in a total of 41 states.
          Currently, there are nine active biodiesel plants in Iowa and at least five other companies have proposed plants in Iowa. According to the Iowa Renewable Fuels Association, Iowa biodiesel refineries produced 60 million gallons of biodiesel in 2006, which is a 240% increase from 2005. Further, the biodiesel industry is becoming more competitive nationally given the substantial construction and expansion that is occurring in the industry. In the future, the combination of additional supply and stagnant or reduced demand may damage our ability to generate revenues and maintain positive cash flows.
          Growth in the sale and distribution of biodiesel is dependent on the changes to and expansion of related infrastructure which may not occur on a timely basis, if at all, and our operations could be adversely affected by infrastructure disruptions. Substantial development of infrastructure will be required by persons and entities outside our control for our operations, and the biodiesel industry generally, to grow. Areas requiring expansion include, but are not limited to:
•	additional rail capacity;

•	additional storage facilities for biodiesel;

•	increases in truck fleets capable of transporting biodiesel within localized markets;

•	expansion in refining and blending facilities to handle biodiesel; and

•	growth in service stations equipped to handle biodiesel fuels.
          Substantial investments required for these infrastructure changes and expansions may not be made or they may not be made on a timely basis. Any delay or failure in making the changes to or expansion of infrastructure could hurt the demand or prices for our products, impede our delivery of products, impose additional costs on us or otherwise have a material adverse effect on our results of operations or financial position. Our business is dependent on the continuing availability of infrastructure and any infrastructure disruptions could have a material adverse effect on our business.
Competition from other sources of fuel may adversely affect our ability to market our biodiesel.
          Although the price of diesel fuel has increased over the last several years and continues to rise, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. In addition, other more cost-efficient domestic alternative fuels may be developed and displace biodiesel as an environmentally-friendly alternative. If diesel prices do not continue to increase or a new fuel is developed to compete with biodiesel, it may be difficult to market our biodiesel, which could result in the loss of some or all of your investment.
Critical Accounting Estimates
          Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Significant estimates include the deferral of expenditures for offering costs, which are dependent upon successful financing of the project. We defer the costs incurred to raise equity financing until that financing occurs. At the time we issue new equity, we will net these costs against the equity proceeds received. Alternatively, if the equity financing does not occur, we will expense the offering costs. It is at least reasonably possible that this estimate may change in the near term.
Off-Balance Sheet Arrangements
          We do not have any off-balance sheet arrangements.

Liquidity and Capital Resources
Estimated Source of Funds
     The following tables set forth various estimates of our sources of funds, depending upon the amount of units sold to investors and based upon various levels of equity that our lenders may require.

	Minimum 25,550	Percent of
Sources of Funds	Units Sold	Total
Unit Proceeds	$25,550,000	44.05%
Seed Capital Proceeds	1,250,000	2.16%
Term Debt Financing, Grants and Incentives	31,200,000	53.79%

Total Sources of Funds	$58,000,000	100.0%

	If 27,750	Percent of
Sources of Funds	Units Sold	Total
Unit Proceeds	$27,750,000	47.84%
Seed Capital Proceeds	1,250,000	2.16%
Term Debt Financing, Grants and Incentives	29,000,000	50.00%

Total Sources of Funds	$58,000,000	100.0%

	Maximum 34,050	Percent of
Sources of Funds	Units Sold	Total
Unit Proceeds	$34,050,000	58.71%
Seed Capital Proceeds	1,250,000	2.16%
Term Debt Financing, Grants and Incentives	22,700,000	39.13%

Total Sources of Funds	$58,000,000	100.0%
     We do not expect to begin substantial plant construction activity before closing our equity offering and satisfying loan commitment conditions and closing the loan transaction.
Grants, Government Programs and Tax Increment Financing
     Currently, there are limited numbers of grants, loans and forgivable loan programs available to biodiesel producers. We anticipate applying for those programs that are available. Although we may apply under several programs simultaneously and may be awarded grants or other benefits from more than one program, it must be noted that some combinations of programs are mutually exclusive. Under some state and federal programs, awards are not made to applicants in cases where construction of the project has started prior to the award date. There is no guarantee that applications will result in awards of grants or loans. In addition, even if a grant is awarded, if we do not meet the conditions or criteria of the grant, we will not receive the grant funds. We have applied for the following grants:
•	Value Added Agricultural Products and Processes Financial Assistance (VAAPFAP). On March 15, 2007, we were awarded a $100,000 forgivable loan and a $300,000 no interest loan from the Iowa Department of Economic Development. We have not yet received the loan proceeds.

•	Iowa Farm Bureau Federation Value Added Agricultural Processing Technical Assistance Grant. We were awarded and received a $5,000 grant from the Iowa Farm Bureau Federation on October 20, 2006. The grant funds were applied toward legal fees, development plans and permits for our project.

•	United States Department of Agriculture Rural Economic Development Loan (REDLG). We have applied for an interest free loan for $1,040,000 to construct our biodisel facility pursuant to the REDLG program sponsored by the USDA. We have not yet been approved for this loan.

•	Iowa Agriculture Innovation Center. On January, 18, 2006 we received a $5,000 matching grant from the Iowa Agriculture Innovation Center. The grant funds were applied toward our feasibility study.

•	Iowa Soybean Association. On March 1, 2006, we received a $5,000 matching grant from the Iowa Soybean Association. The grant funds were applied toward expenses incurred for feasibility studies, marketing research, business plans, marketing plans, and marketing implementation.

•	Iowa Department of Economic Development High Quality Jobs Creation Program (HQJC). On March 15, 2007, we received an award letter from the Iowa Department of Economic Development, approving a refund of sales, service or use taxes paid during the construction of our plant and awarding us an investment credit of 6% of our costs of construction, which is passed through to our members. The investment credit received must be amortized over a five year period. While we have received an award letter, we have not received or negotiated an agreement with the Iowa Department of Economic Development.

•	Lyon County Tax Increment Financing Rebatement. On March 12, 2007, the Lyon County, Iowa Board of Supervisors passed Resolution 2007-07, which provides a tax increment financing rebate for our project for a period of 15 years, subject to final terms and conditions to be contained in a development agreement between Lyon County and Victory Renewable Fuels, LLC. The Resolution authorizes a tax increment rebate of 90% for Years 1-5, 75% for Years 6-10 and 50% for Years 10-15. We have not yet negotiated a development agreement with Lyon County, Iowa.
Estimated Uses of Proceeds
     The following is our estimate of costs and expenditures for our biodiesel project. The following figures are intended to be estimates only, and the actual use of funds may vary significantly from the descriptions given below due to a variety of factors described elsewhere in this report.

Use of Proceeds	Amount
Construction Costs:
General Process System	$34,339,966
Refinery Process System	3,165,009
Animal Fat Process System	3,526,453
Storage Maintenance and Administrative Buildings	663,607
Construction Performance Bond	300,000
Construction Insurance	80,000
Capitalized Interest	601,563
Construction Contingency	2,079,937
Land	250,000
Site Development	2,120,456
Railroad	1,310,314
Fire Protection/Water Supply	519,695
Start up Costs:
Financing Costs	300,000
Organizational Costs(1)	2,168,000
Pre-production Period Costs	400,000
Working Capital	2,500,000
Inventory — Oil	700,000
Inventory — Animal Fat	100,000
Inventory — Chemicals and Ingredients	75,000
Inventory — Work in Process – Biodiesel	2,500,000
Inventory – Work in Process – Glycerin	150,000
Inventory spare parts – process equip.	150,000

TOTAL	$58,000,000

(1)	Includes estimated offering expenses of $450,000.

     Plant Construction. The construction of the plant itself is by far the single largest expenditure. REG, Inc. has provided us a base bid for a 30 million gallon per year biodiesel plant of $45,645,500 (which primarily includes the general process system, the refinery process system, the animal fat process system and an office building allowance). We have not yet signed a binding definitive agreement for plant construction.
     Storage Maintenance and Administration Buildings. We anticipate spending approximately $445,854 to build a light office administration building on the plant site and an additional $217,753 to build a storage maintenance building
     Capitalized Interest. Capitalized interest consists of the interest we anticipate accruing during the development and construction period of our project. For purposes of estimating capitalized interest, we have assumed debt financing of approximately $29,000,000. We determined this amount of debt financing based upon an assumed equity amount of $27,750,000 and seed capital proceeds of $1,250,000 and an assumed interest rate of 8.5%. Loan interest during construction will be capitalized and is estimated to be $601,563, based upon term debt of $29,000,000. Any change in our assumptions, including the amount of tax increment financing and/or debt financing we receive, could result in higher than estimated debt and capitalized interest.
     Construction Contingency. We project $2,079,937 for unanticipated expenditures in connection with the construction of our plant. We plan to use excess funds for our general working capital.
     Land. If the plant is constructed at the site on which we have a purchase option in Lyon County, Iowa, we expect the cost to acquire and develop the site will be approximately $250,000.
     Site Development. Site development primarily consists of site improvements such as dirt work and soil compaction, construction of utility infrastructure, hard surface roads and fencing, as well as maintenance, permitting, and construction management costs. We anticipate the cost of site improvements, will be $2,120,456 which includes the cost to extend a natural gas line to the site. Our board reserves the right to chose either this site or a completely different site, in its sole discretion, for any reason.
     Railroad. We anticipate rail improvements, such as siding and switches may need to be installed at the proposed site at an estimated cost of $1,310,314.
     Fire Protection/Water Supply. We anticipate spending $519,695 to equip the plant with adequate fire protection and water supply.
     Builder’s Risk and Hot Start Insurance/ Performance Bond. We anticipate spending approximately $80,000 on builder’s risk insurance and $300,000 on a performance bond.
     Financing Costs. Financing costs consist of all costs associated with the procurement of approximately $29,000,000 of debt financing. We have estimated our financing costs of $300,000 based upon this same level of term debt. These costs include bank origination and legal fees, loan processing fees, appraisal and title insurance charges, recording and deed registration tax, our legal and accounting fees associated with the financing and project coordinator fees, if any, associated with securing the financing. Our actual financing costs will vary depending on the amount actually borrowed.
     Organizational Costs. We have budgeted $2,168,000 for developmental, organizational, legal, accounting and other costs associated with our organization and operation as an entity, including, but not limited to offering expenses of $450,000.
     Pre-Production Period Costs and Inventory. We have budgeted $4,075,000 of pre-production period costs and inventory. These represent costs of beginning production after the plant construction is finished, but before we begin generating revenue. These costs include $1,275,000 of initial inventories of oil, poultry fat and other ingredients and pre-production period costs, our initial $2,650,000 of biodiesel and glycerin work in process inventories, and $150,000 of spare parts for our process equipment.

     Working Capital. We have budgeted $2,500,000 for working capital.
Quarterly Financial Results
     As of February 28, 2007, we had total assets of $659,976 consisting primarily of cash and deferred offering costs. As of February 28, 2007, we had current liabilities of $30,960 consisting of accounts payable. Since our inception through February 28, 2007, we have an accumulated deficit of $612,239, primarily due to start-up business costs. Total liabilities and members’ equity as of February 28, 2007, was $659,976. Since our inception, we have generated no revenue from operations.
     Based on our business plan and current construction cost estimates, we believe the total project will cost approximately $58,000,000. We raised $1,250,000 from our founding members and in our seed capital offering. In addition, we are seeking to raise a minimum of $25,550,000 and a maximum of $34,050,000 of equity in the registered offering. Including the $1,250,000 we raised from our founding members and in our seed capital offering and depending on the level of equity raised in the registered offering and the amount of grants and other incentives awarded to us, we expect to require debt financing of at least $22,700,000 to a maximum of $31,200,000 for completion of our project. As of April 9, 2007, we have received subscriptions from potential investors totaling 6,173 membership units. We have not accepted any subscription agreements at this time.
     We hope to attract the senior bank loan from a major bank, perhaps with participating loans from other banks, to construct the proposed biodiesel plant. We have been involved in preliminary discussions with Great Western Bank, a potential senior lender, regarding the terms and conditions we may anticipate in obtaining debt financing. However, there is no assurance that we will be able to obtain the senior debt financing or that adequate debt financing will be available on the terms we currently anticipate. In addition to debt financing, we expect to use subordinate debt financing in the form of bond financing to help capitalize the project. We expect the senior loan will be a construction loan secured by all of our real property, and our receivables and inventories. We plan to pay near prime rate on this loan, plus annual fees for maintenance and observation of the loan by the lender. If we are unable to obtain senior debt in an amount necessary to fully capitalize the project, we may have to seek subordinated debt financing which could have less favorable terms and could require us to issue warrants. Such less favorable terms or the issuance of warrants could reduce the value of our units.
     We do not have contracts or commitments with any bank, lender or financial institution for debt financing. We have started identifying and interviewing potential lenders, however, we have not signed any commitment or contract for debt financing. Completion of the project relies entirely on our ability to attract these loans and close on the registered offering.
Item 3. Controls and Procedures
     Our management, including our President (the principal executive officer), Allen L. Blauwet, along with our Treasurer, (the principal financial officer), Roger L. Knoblock, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2007. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
     Our management, consisting of our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of February 28, 2007 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors
     Risk factors are discussed in our registration statement on Form SB-2. The risks described in our registration statement on Form SB-2 are not the only risks facing us. The following Risk Factors are provided to supplement and update the Risk Factors previously disclosed in our registration statement on Form SB-2. The Risk Factors set forth below should be read in conjunction with the considerations set forth above in “MANAGEMENT’S DISCUSSION AND ANALYSIS” and the risk factors set forth in the registration statement on Form SB-2.
Any operational disruption in our facility could result in a reduction of our sales volumes and could cause us to incur substantial losses.
     Most of our revenues will be derived from the sale of biodiesel and the related co-products that we produce at our facility. Our operations may be subject to significant interruption if our facility experiences a major accident or is damaged by severe weather or other natural disasters. In addition, our operations may be subject to labor disruptions and unscheduled downtime, or other operational hazards inherent in our industry, such as equipment failures, fires, explosions, abnormal pressures, blowouts, pipeline ruptures, transportation accidents and natural disasters. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. Our insurance may not be adequate to fully cover the potential operational hazards described above or that we will be able to renew this insurance on commercially reasonable terms or at all.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     We filed a Registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form SB-2 (SEC Registration No. 333-134257). The Securities and Exchange Commission declared our Registration Statement on Form SB-2 (SEC Registration No. 333-134257) effective on December 22, 2006. We commenced our initial public offering of our units shortly thereafter. Certain of our officers and directors are offering and selling the units on a best efforts basis without the assistance of an underwriter. We do not pay these officers or directors any compensation for services related to the offer or sale of the units.
     We registered a total of 34,050 units at $1,000 per unit for an aggregate maximum gross offering price of $34,050,000. We have not closed the offering and are actively seeking sales of our units. As of April 9, 2007, we have received subscriptions for 6,173 units, for an aggregate amount of $6,173,000.
     Pursuant to our prospectus, all subscription payments from the offering are deposited in an escrow account. As of the date of this report, we have not yet met the conditions to breaking escrow. We will not break escrow until we satisfy the following conditions:

•	Cash proceeds from unit sales deposited in the escrow account equals or exceeds the minimum offering amount of $25,550,000, exclusive of interest;

•	We obtain a written debt financing commitment for debt financing ranging from $22,700,000 to $31,200,000, depending on the amount necessary to fully capitalize the project, less any grants and/or tax increment financing we are awarded;

•	We elect, in writing, to terminate the escrow agreement;

•	The escrow agent provides to each state securities department in which the Company has registered its securities for sale an affidavit stating that the foregoing requirements have been satisfied; and

•	The state securities commissioners that require their consent have consented to release of the funds on deposit.
     As of February 28, 2007, we did not receive or use any net offering proceeds.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
(a)	The following exhibits are filed as part of this report. Exhibits previously filed are incorporated by reference, as noted.

Exhibit No.	Exhibit
10.1	Agreement for Pre-Construction Services between Victory Renewable Fuels, LLC and Renewable Construction and Technology Group, LLC dated March 31, 2007

10.2	Extension of Option to Purchase Agreement between Knoblocks and Victory Renewable Fuels, LLC, dated December 29, 2006

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a).

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICTORY RENEWABLE FUELS, LLC

Date: April 16, 2007	/s/ Allen L. Blauwet Allen L. Blauwet
Chairman, President and Director
(Principal Executive Officer)

Date: April 16, 2007	/s/ Roger L. Knoblock Roger L. Knoblock
Vice Chairman, Treasurer and Director
(Principal Financial and Accounting Officer)