Form 10QSB
period 2007-05-31
VICTORY RENEWABLE FUELS LLC
filed 2007-07-16
CIK 1355725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarter ended May 31, 2007
OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from _______ to _________
Commission file number 333-134257
VICTORY RENEWABLE FUELS, LLC
(Exact name of small business issuer as specified in its charter)

Iowa (State or other jurisdiction of incorporation or organization)	20-2697625 (I.R.S. Employer Identification No.)
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
As of July 10, 2007, there were 2,710 units outstanding.
Transitional Small Business Disclosure Format (Check one):      ☐ Yes      ☑ No

PART 1.   FINANCIAL INFORMATION
Item 1.   Financial Statements
VICTORY RENEWABLE FUELS, LLC
(A Development Stage Company)
Condensed Balance Sheet

May 31,
ASSETS	2007
(Unaudited)

Current Assets
Cash and equivalents	$106,215
Prepaid expenses	31,370

Total current assets	137,585

Property and equipment
Office equipment	6,814
Less accumulated depreciation	(880)

Net Property and equipment	5,934

Other Assets
Deferred offering costs	451,604
Land options	1,000

452,604

Total Assets	$596,123

May 31,
LIABILITIES AND MEMBERS' EQUITY	2007
(Unaudited)

Current Liabilities
Accounts payable	$28,495

Members’ Equity
Member contributions, net of costs of raising capital, 2,710 units outstanding	1,241,255
Deficit accumulated during development stage	(673,627)

Total members’ equity	567,628

Total Liabilities and Members’ Equity	$596,123

Notes to Financial Statements are an integral part of this Condensed Statement.

VICTORY RENEWABLE FUELS, LLC
(A Development Stage Company)
Condensed Statements of Operations

	Three Months Ended	Three Months Ended
	May 31,	May 31,
	2007	2006
	(Unaudited)	(Unaudited)

Revenues	$—	$—

Operating Expenses
Professional fees	40,445	150,683
General and administrative	23,472	2,682

Total	63,917	153,365

Operating Loss	(63,917)	(153,365)

Other Income
Grant income	—	—
Dividend and interest income	1,520	10,071
Other income	1,009	—

Total	2,529	10,071

Net Loss	$(61,388)	$(143,294)

Weighted Average Units Outstanding	2,710	2,710

Net Loss Per Unit	$(22.65)	$(52.88)

Notes to Financial Statements are an integral part of this Condensed Statement.

VICTORY RENEWABLE FUELS, LLC
(A Development Stage Company)
Condensed Statements of Operations

	Six Months Ended	Six Months Ended	From Inception
	May 31,	May 31,	(April 19, 2005) to
	2007	2006	May 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—

Operating Expenses
Professional fees	115,634	373,499	614,467
General and administrative	57,000	2,732	119,644

Total	172,634	376,231	734,111

Operating Loss	(172,634)	(376,231)	(734,111)

Other Income
Grant income	—	5,000	15,000
Dividend and interest income	6,490	14,823	37,475
Other income	8,009	—	8,009

Total	14,499	19,823	60,484

Net Loss	$(158,135)	(356,408)	$(673,627)

Weighted Average Units Outstanding	2,710	2,191	1,915

Net Loss Per Unit	$(58.35)	$(162.67)	$(351.85)

Notes to Financial Statements are an integral part of this Condensed Statement.

VICTORY RENEWABLE FUELS, LLC
(A Development Stage Company)
Condensed Statements of Cash Flows

	Six Months Ended	Six Months Ended	From Inception
	May 31,	May 31,	(April 19, 2005)
	2007	2006	to May 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(158,135)	$(356,408)	$(673,627)
Adjustments to reconcile net loss to net cash from operations:
Depreciation	636	—	880
Change in assets and liabilities
Grant receivable	—	5,000	—
Prepaid expenses	(20,309)	1,433	(31,370)
Accounts payable	11,156	29,226	24,812

Net cash used in operating activities	(166,652)	(320,749)	(679,305)

Cash Flows from Investing Activities
Payments for office equipment	(1,200)	—	(6,814)
Payments for land option	—	—	(1,000)

Net cash used in investing activities	1,200	—	(7,814)

Cash Flows from Financing Activities
Payments for deferred offering costs	(309,198)	(29,108)	(456,666)
Member contributions	—	1,127,500	1,250,000

Net cash provided by financing activities	(309,198)	1,098,392	793,334

Net Increase in Cash and Equivalents	(474,650)	777,643	106,215

Cash and Equivalents – Beginning of Period	583,265	5,339	—

Cash and Equivalents – End of Period	$106,215	$782,982	$106,215

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Deferred offering costs in accounts payable	$3,683	$60,147	$3,683

Deferred offering costs offset against member contributions	$—	$8,745	$8,745

Notes to Financial Statements are an integral part of this Condensed Statement.

VICTORY RENEWABLE FUELS, LLC
(A Development Stage Company)
Condensed Notes to Financial Statements (Unaudited)
May 31, 2007
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
Nature of Business
Victory Renewable Fuels, LLC, (an Iowa Limited Liability Company) was organized with the objective of developing, constructing, and operating a 30 million gallon biodiesel manufacturing facility in Lyon County, Iowa. The Company was formed on April 19, 2005 to have a perpetual life. As of May 31, 2007, the Company is in the development stage with its efforts being principally devoted to equity raising and organizational activities. Construction is anticipated to begin in late 2007 with expected completion in late 2008 or early 2009.
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
Cash and Equivalents
The Company maintains its accounts primarily at one financial institution. At times throughout the year, the Company’s cash balances, which include cash invested in money market funds, may exceed amounts insured by the Federal Deposit Insurance Corporation (FDIC). The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. At May 31, 2007, cash invested in money market funds totaled approximately $93,000, which is uninsured.
Deferred Offering Costs
The Company defers the costs incurred to raise equity financing until that financing occurs. At such time that the issuance of new equity occurs, these costs will be netted against the proceeds received or if the financing does not occur they will be expensed.

VICTORY RENEWABLE FUELS, LLC
(A Development Stage Company)
Condensed Notes to Financial Statements (Unaudited)
May 31, 2007
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
Recently Issued Accounting Pronouncements
Management has reviewed recently issued but not yet effective accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Company’s financial statements.
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
Registration Statement
The Company filed Form SB-2 Registration Statement with the Securities and Exchange Commission (SEC), which was declared effective December 22, 2006. The Offering is for a minimum of 25,550 membership units and a maximum of 34,050 membership units for sale at $1,000 per unit, for a minimum offering amount of $25,550,000 and a maximum offering amount of $34,050,000. The offering will remain open until December 22, 2007 unless the maximum number of units is sold prior to that date. The offering may also end earlier upon receiving subscriptions for the minimum number of units. As of July 10, 2007, the Company had subscriptions for 7,143 units totaling $7,143,000.

VICTORY RENEWABLE FUELS, LLC
(A Development Stage Company)
Condensed Notes to Financial Statements (Unaudited)
May 31, 2007
3. COMMITMENTS AND CONTINGENCIES
Consulting Contracts
In September 2006, the Company entered into a consulting agreement with an unrelated party for project development services, which includes assisting in project development, negotiating contracts, assisting with equity marketing and securing debt financing. The Company agreed to pay the consultant a $10,000 commitment fee upon signing the contract and $1,000 per month for services. The Company also agreed to pay $20,000 upon acceptance of the business plan, $35,000 upon receipt of the senior loan commitment, $35,000 at the execution of the senior loan documents, and $50,000 upon opening of the equity drive, which began after the SEC declared the Company’s Registration Statement effective on December 22, 2006. As of May 31, 2007, the Company had incurred $89,000 under this contract.
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
In July 2006, the Company entered into an agreement with a subsidiary of the anticipated general contractor for pre-construction services, which includes establishing final project specifications and contract pricing, procuring equipment for the project, additional engineering services, and assistance with permitting. This agreement was replaced by an agreement dated March 31, 2007. The Company was to pay the down payment of $2,500,000 by the earlier of two weeks after breaking escrow or May 31, 2007. Subsequent to May 31, 2007, the Company signed an amendment to extend the required down payment to August 31, 2007. The payment will be included in a final design-build contract price if such a contract is executed by the parties. The Company has the right to terminate the Agreement at any time upon providing written notice to the contractor. The Agreement will terminate if a final design-build contract is not executed by the parties within 30 days of the targeted field construction date. The general contractor and its subsidiary reserve the right to update pricing prior to final execution due to engineering changes or price escalation beyond their control. The Company will be highly dependent upon the anticipated general contractor for construction of the biodiesel plant.
Land option
In April 2006, the Company paid $1,000 to enter into a contract with a group related to two directors to have the option to purchase approximately 32 acres of land in Lyon County, Iowa for $5,000 per acre plus transaction costs for the biodiesel plant. The option was until December 31, 2006, but was extended until July 1, 2007 and again until January 1, 2008. The Company agrees to pay for any crop damage if possession is taken prior to crop removal or if damage is done during surveying, testing and inspection.
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

Item 2.   Management’s Discussion and Analysis and Plan of Operation
Forward Looking Statements
This report contains forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:
•	Our ability to build our plant as planned or at all;
•	Our ability to complete this offering and to secure additional debt financing;
•	Competition with other manufacturers in the biodiesel industry;
•	Overcapacity within the biodiesel industry;
•	Decrease in the demand for biodiesel;
•	Actual biodiesel and glycerin production varying from expectations;
•	Availability and cost of products and raw materials, particularly soybean oil;
•	Changes in the price and market for biodiesel and its co-products;
•	Our ability to market and our reliance on third parties to market our products;
•	Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as:
•	national, state or local energy policy;

•	federal biodiesel tax incentives;

•	legislation establishing a renewable fuel standard or other legislation mandating the use of biodiesel or other oxygenate additives; or

•	environmental laws and regulations that apply to our plant operations and their enforcement;
•	Total U.S. consumption of diesel fuel;
•	Fluctuations in petroleum prices;
•	Changes in plant production capacity or technical difficulties in operating the plant;
•	Changes in our business strategy, capital improvements or development plans;
•	Results of our hedging strategies;
•	Changes in interest rates or the availability of credit;
•	Our ability to generate free cash flow to invest in our business and service our debt;
•	Our ability to produce biodiesel that meets current governmental standards;

•	Our ability to retain key employees and maintain labor relations;
•	Changes and advances in biodiesel production technology;
•	Competition from alternative fuels and alternative fuel additives; and
•	Other factors described elsewhere in this report.
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
We intend to finance the development and construction of our project with a combination of equity and debt capital. We raised $1,250,000 from our founding members and seed capital investors in a private placement for the purpose of funding our developmental, organizational and offering expenses. We filed a Registration Statement on form SB-2 with the United States Securities and Exchange Commission (“SEC”) which became effective on December 22, 2006, and intend to raise a minimum of $25,550,000 and a maximum of $34,050,000 in our registered offering. Depending on the level of equity raised in our registered offering and the amount of any grants we may be awarded, we will need to obtain debt financing, grants and other incentives ranging from approximately $22,700,000 to $31,200,000 in order to supplement our seed capital and fully capitalize the project. We have no contracts or commitments with any bank, lender or financial institution for debt financing. As of July 10, 2007, we have received subscriptions for 7,143 membership units for an aggregate amount of $7,143,000. We have not released funds from escrow or met the conditions required to do so. We have been involved in preliminary discussions with Great Western Bank, a potential senior lender, regarding negotiating the possible terms and conditions we may anticipate in obtaining debt financing for the funds needed to complete the construction of our project. However, there is no assurance that we will be able to obtain senior debt financing or that adequate debt financing will be available on the terms we currently anticipate. The level of debt we require may be reduced by any grants awarded to us. Depending on the number of units sold in our registered, we may also seek third party credit providers to provide subordinated debt for the construction and initial operating expenses of the project.
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

On June 25, 2007, we executed an Extension of Option to Purchase and Memorandum of Extension of Option to Purchase for the purchase of approximately 32 acres of property located in Lyon County, Iowa. The term of the original Option to Purchase was originally set to expire on December 31, 2006, but now has been extended to January 1, 2008. All other terms of the original Option to Purchase remain the same.
On June 25, 2007 we entered into an Amendment to the Agreement for Pre-Construction Services between Victory Renewable Fuels, LLC and Renewable Construction and Technology Group, LLC (“RCTG”) (the “Amendment”). The purpose of the Amendment was to amend the original agreement executed on March 31, 2007 (“Original Agreement”) to extend the deadline under said agreement for us to pay to RCTG the down payment of $2,500,000 from May 31, 2007 to August 31, 2007. All other terms of the Original Agreement remain the same.
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
Project capitalization
We raised $1,250,000 from our founding members and in our seed capital offering. We filed a Registration Statement on Form SB-2 with the SEC which became effective on December 22, 2006. We also registered units for sale in the states of Iowa and South Dakota. The offering is for a minimum of 25,550 units and a maximum of 34,050 units at a purchase price of $1,000 per unit. There is a minimum purchase of 20 units to participate in the offering with additional units to be purchased in increments of one unit. The minimum aggregate offering amount is $25,550,000 and the maximum aggregate offering amount is $34,050,000. After the offering, there will be 28,260 units issued and outstanding if we sell the minimum number of units offered in the registered offering and 36,760 units issued and outstanding if we sell the maximum number of units offered in the offering. This includes 2,710 units issued to our founding and seed capital members during our previous seed capital offerings. As of July 10, 2007, we have received subscriptions from potential investors totaling 7,143 membership units. We have not accepted any subscription agreements at this time. All proceeds have been placed in escrow.
The registered offering will end no later than the date on which the maximum number of units have been sold or on December 22, 2007, whichever occurs first. We may also decide to end the offering any time after we have sold the minimum number of units and prior to December 22, 2007. If we decide to abandon the project for any reason, we will terminate the offering. The proceeds from the sale of units sold in the registered offering will be held in escrow. We will not release funds from the escrow account until specific conditions are satisfied. Those conditions are: (1) the cash proceeds in escrow equal or exceed $25,550,000, exclusive of interest; (2) we obtain a written debt financing commitment for debt financing ranging from $22,700,000 to $31,200,000, depending on the level of equity raised and any grant funding received; (3) we elect, in writing, to terminate the escrow agreement; and (4) the escrow agent provides an affidavit, as provided in the escrow agreement, to the states in which the units have been registered stating that the foregoing requirements of (1), (2) and (3) have been satisfied. As of the date of this report, we have not met the conditions in order to release funds from escrow.
We are involved in preliminary discussions with Great Western Bank, a potential senior lender, regarding the terms and conditions we may anticipate in obtaining debt financing. However, there is no assurance that we will be able to obtain the senior debt financing or that adequate debt financing will be available on the terms we currently anticipate. Even if we obtain a written debt financing commitment, we may not be unable to satisfy the loan commitment conditions before closing, or at all. If this occurs we may:

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
On March 15, 2007, our application for a $100,000 forgivable loan and a $300,000 no interest loan from the Iowa Department of Economic Development was approved. We have not yet received the loan proceeds. In addition, we received an award letter from the Iowa Department of Economic Development indicating that we qualify for a High Quality Jobs Creation award for our project. The credit consists of two components. The first component is a refund of sales, service or use taxes paid during construction. The second component is an investment tax credit of up to 6% of the capital expenditures of our project. We estimate that the refund of sales, service or use taxes will result in a refund to us of approximately $382,500 and the investment tax credit will result in a tax credit of approximately $2,807,000, which will pass through to our members. While we have received an award letter and are currently negotiating an agreement with the Iowa Department of Economic Development, the agreement has not yet been executed.
On May 21, 2007 we entered into a Memorandum of Understanding with Clean Energy Investment I and Clean & Green Energy Investment (collectively “Clean Energy”) of Madrid, Spain, regarding their possible interest in purchasing our membership units. Pursuant to the terms of the Agreement, Clean Energy had 60 calendar days to complete due diligence of the Company’s project. Within 30 days of execution of the Memorandum of Understanding, Clean Energy was required to notify the Company whether or not it intended to continue with the due diligence process. On June 22, 2007, we were notified that Clean Energy discontinued the due diligence process, thereby terminating the terms of our arrangement with them regarding the purchase of equity in the Company.
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

On December 29, 2006 we entered into an Extension of Option to Purchase with Thadd D. Knoblock, Wendy S. Knoblock, Trent L. Knoblock, Heather M. Knoblock, Troy J. Knoblock, Donna M. Knoblock, Travis R. Knoblock and Kathy S. Knoblock (together “the Knoblocks”), for the purchase of approximately 32 acres of property located one mile east of County Road K30 and one mile south of County Road A26 in Lyon County, Iowa. We paid the Knoblocks $1,000 upon the execution of the original option. If we exercise the option, the agreement provides that we will pay $5,000 per acre for the purchase of the site. Thadd D. Knoblock, Trent L. Knoblock, Troy J. Knoblock and Travis R. Knoblock are sons of Roger Knoblock, a member of our board of directors and our treasurer and vice chairman. The term of the option was originally set to expire on December 31, 2006. However, this date has been extended on two separate occasions and is now set to expire on January 1, 2008. The land has been devoted to agricultural use, but we have not obtained an environmental assessment on the property so there is no assurance that we will not encounter hazardous conditions at the site which would delay our project.
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
We entered into an Agreement for Phase 1 Services and Statement of Intent (“Phase 1 Agreement”) with REG, LLC on May 10, 2005. The Phase 1 Agreement was assigned to REG, Inc. (a company related to REG, LLC) on August 7, 2006. Pursuant to the Phase 1 Agreement REG, Inc. is to provide preliminary engineering design services for our project. REG has completed a Phase 1 Environmental Study for the proposed site. The study was prepared by Terracon. Thompson Environmental has completed preliminary work to obtain needed permits for the potential site. We have paid REG approximately $31,000 for work completed under the Phase 1 Agreement.
On January 20, 2006, we entered into an Agreement for Phase 2 Services and Statement of Intent (“Phase 2 Agreement”) with REG, LLC. The Phase 2 Agreement was assigned to REG, Inc. on August 7, 2006. Pursuant to the Phase 2 Agreement, REG, Inc. is to provide design development documents defining the concepts developed in the Phase 1 Agreement, create a design build construction schedule, determine a final contract price, and assist us with permitting and presentation of a completed plan to potential investors and lenders. REG has completed preliminary engineering work on the structural, electrical and civil aspects of the project. We have paid REG approximately $108,000 for work completed
We entered into an Agreement for Pre-Construction Services with REG, LLC on July 28, 2006, under which REG, LLC agreed to complete preconstruction services including additional engineering work, assistance with additional permitting, establishment of project specifications, and placement of orders for long lead time equipment. In exchange for these services we agreed to pay REG, LLC an additional $2,500,000 by December 31, 2006. This payment date was extended pursuant to the Design Build Quote, as discussed below. REG has not completed any pre-construction services under this Agreement.
On November 27, 2006 REG, Inc. provided us a Design-Build Quote, under which they estimated a base bid for a 30 million gallon plant with pre-treatment facilities, including an allowance for an office building, of $45,645,500 plus an additional $380,000 for builders risk insurance and a performance bond. This estimate primarily includes costs for the general process system, refinery process system and the animal fat process system. The estimate does not include a natural gas line to the plant or a wastewater pre-treatment facility. If we proceed with construction and execute a Design-Build Agreement with REG, Inc., REG, Inc. will apply the funds from previous agreements towards the final Design-Build Agreement contract price. If a final Design-Build Agreement is not executed prior to February 28, 2007, which date was extended to August 31, 2007, pursuant to the Amendment to the Agreement discussed below, pricing for our project is subject to review and possible escalation. In addition, REG, Inc. reserved the right to update pricing prior to final execution due to engineering changes or price escalation beyond its control. We expect to execute a definitive construction agreement with REG, Inc. which will set forth in detail the design and construction services provided by REG, Inc.
The Agreement for Pre-Construction Services with Renewable Construction and Technology Group, LLC (“RCTG”) executed on March 31, 2007 replaces and supersedes the July 28, 2006 Agreement for Pre-Construction Services with REG, LLC. RCTG is an affiliate of REG, LLC. Under the terms of the Pre-Construction Services Agreement, RCTG is responsible for the following:

•	Providing engineering services:
•	Crown Iron Works process and instrumentation diagrams;

•	Crown Iron Works piping isometric drawings;

•	Expanded general arrangement drawings;

•	Expanded architectural drawings, as required;

•	Site civil drawings (drawing index, final grading, drainage and site utility plans);

•	Initial engineering for structural drawings — anchor bolts down (drawing index, foundations, embeds and anchor bolts);

•	Initial engineering for tank drawings;

•
Initial engineering for electrical drawings (drawing index, legends and symbols, temporary power for construction, permanent power distribution one-lines, underground runs, grounding and panel board details); and

•	Initial engineering for mechanical drawings (drawing index, legends and symbols, underground site utilities, process and instrumentation diagrams, tank drawings and utility rough-ins).
•	Assisting with additional permitting;
•	Establishing final project specifications, contract documents and contract pricing; and
•	Placing orders for long lead time equipment and make required down payments on equipment. This will be done at the discretion of RCTG based on both schedule and monies available.
The March 31, 2007 agreement indicates that both parties are targeting a construction start date in the fourth quarter of 2007. We are required to pay RCTG the sum of $2,500,000 within two weeks after we break escrow in the current registered offering or May 31, 2007, which ever date is earlier. The May 31, 2007 date was further extended to August 31, 2007 by execution of the Amendment to the Agreement on June 25, 2007. If we are unable to make this payment and unable to negotiate for an extension, we will forfeit any amounts previously paid to REG, Inc. and will be forced to either find another builder for our project or abandon our project. If we are able to make the $2,500,000 payment required and the Pre-Construction Services Agreement is terminated thereafter either due to our inability to proceed with construction, or upon our request, RCTG will immediately stop work and mitigate any further cost. If the final actual cost to RCTG, plus a markup of 15%, is less than the $2,500,000 payment we made, RCTG will reimburse us for the difference. If the cost to RCTG, plus a markup of 15%, is more than the $2,500,000 down payment we made, RCTG will bear those additional costs and we will have no further obligation to RCTG. We also have the right to terminate the agreement at any time by giving written notice to RCTG. No services have been performed by RCTG under this agreement.
Plant construction
Construction of the project is expected to take 10 to 15 months after closing of the offering. We anticipate completion of plant construction by late 2008 or early 2009. Delays in construction materials, such as steel, may delay our construction schedule. We have not obtained construction and environmental permits. Any delay in obtaining these permits could significantly delay our construction schedule. There may be other circumstances beyond our control which could delay the construction and start-up of our plant.
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
We anticipate negotiating with REG, Inc. for a contract for management services. After we have met the conditions to release funds from escrow in this offering or August 31, 2007, whichever date is earlier, we will be required to pay RCTG $2,500,000 for Pre-Construction Services. This agreement secures a place in the construction timetable of REG, Inc., provides down payments on orders of process equipment, and provides for detailed engineering drawings and services. Until we pay RCTG under the construction services agreement we will not have a secured a spot in REG, Inc.’s construction timetable.
In the event we make the $2,500,000 payment to RCTG as described above, we anticipate execution of the Design-Build Agreement with REG, Inc., which will include a design-build construction schedule, a final contract price, permitting assistance, cash flow projections and presentation of a completed plan to potential investors and lenders.
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
Our business is sensitive to feedstock prices. Biodiesel production at our plant will require significant amounts of feedstock. The feedstock cost of oil or grease is the largest single component of biodiesel production costs. We primarily use soybean oil and animal fat to produce our biodiesel. Volatile soybean oil prices have put pressure on the biodiesel industry as the price of soybean oil continues to increase. For example, on February 22, 2006, the price of crude soybean oil ranged from $0.2175 per pound in central Illinois to $0.2350 per pound on the west coast. As of February 21, 2007, the price of crude soybean oil ranged from $0.2762 in central Illinois and $0.3062 on the west coast. In addition, farmers are expected to plant more corn than soybeans in the next planting season, thereby creating a potential shortage of soybean oil. According to the March 30, 2007 news release issued by the National Agricultural Statistics Service, intended corn acreage in Iowa is expected to increase by 10.3% from 2006. The increase in intended corn acres is partially offset by a decrease in intended soybean acres. According to an update to the news release provided by the USDA on June 30, 2007, U.S. farmers intend to plant 64.1 million acres of soybeans in 2007, which is a decrease of 15% from 2006. The USDA estimates that soybean oil prices will average between 32 and 36 cents per pound and that range is approximately 1.5 cents higher than the department had estimated within the last month. The rush to produce more corn than soybeans could send soybean oil prices even higher. If this occurs, it will increase our costs and have a negative impact on our profits.

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
Our revenues will consist of sales of biodiesel and glycerin. We expect biodiesel sales to constitute the bulk of our future revenues. Although the price of diesel fuel has increased over the last several years and continues to rise, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. In addition, other more cost-efficient domestic alternative fuels may be developed and displace biodiesel as an environmentally-friendly alternative. If diesel prices do not continue to increase or a new fuel is developed to compete with biodiesel, it may be difficult to market our biodiesel. Further, due to the increase in the supply of biodiesel from the number of new biodiesel plants scheduled to begin production and the expansion of current plants, we do not expect current biodiesel prices to be sustainable in the long term and the industry will need to continue to grow demand to offset the increased supply brought to the market place by additional production.
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
The President’s 2007 State of the Union Address proposed an expansion and reform of the RFS. To comply with the current standard, fuel blenders must use 7.5 billion gallons of renewable fuels in 2012. Under the President’s proposal, if enacted, the fuel standard would be set at 35 billion gallons of renewable and alternative fuels in 2017. Besides displacing 15% of projected annual gasoline use in 2017, the President’s proposal proposes to increase the scope of the current RFS, expanding it to an Alternative Fuel Standard (AFS). If enacted, the AFS will include sources such as corn ethanol, cellulosic ethanol, biodiesel, methanol, butanol, hydrogen and alternative fuels. Under the President’s plan, the EPA Administrator and the Secretaries of Agriculture and Energy will have authority to waive or modify the standard if they deem it necessary, and the new fuel standard will include an automatic “safety valve” to protect against unforeseen increases in the prices of alternative fuels or their feedstocks.
Biodiesel production continues to grow as additional plants become operational. In 2006, approximately 220 million gallons of biodiesel were produced in the United States, a three fold increase from 2005 biodiesel production according to the National Biodiesel Board. In June 2007, the National Biodiesel Board estimated that there are 148 active biodiesel plants in the United States with an annual capacity of 1.39 billion gallons. Another 96 plants are currently under construction and are expected to be completed in the next 18 months. An additional five plants are expanding their existing operations. The additional combined capacity of these plants under construction is estimated at 1.89 billion gallons per year. Biodiesel plants are operating or have been proposed in a total of 46 states.

Currently, there are 11 active biodiesel plants in Iowa and at least three other companies have proposed plants in Iowa. According to the Iowa Renewable Fuels Association, Iowa biodiesel refineries produced 60 million gallons of biodiesel in 2006, which is a 240% increase from 2005. Further, the biodiesel industry is becoming more competitive nationally given the substantial construction and expansion that is occurring in the industry. In the future, the combination of additional supply and stagnant or reduced demand may damage our ability to generate revenues and maintain positive cash flows.
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
Although the price of diesel fuel has increased over the last several years and continues to rise, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. In addition, other more cost-efficient domestic alternative fuels may be developed and displace biodiesel as an environmentally-friendly alternative. If diesel prices do not continue to increase or a new fuel is developed to compete with biodiesel, it may be difficult to market our biodiesel.
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

Use of Proceeds
Construction Costs:	Amount
General Process System	$34,339,966
Refinery Process System	3,165,009
Animal Fat Process System	3,526,453
Storage Maintenance and Administrative Buildings	663,607
Construction Performance Bond	300,000
Construction Insurance	80,000
Capitalized Interest	601,563
Construction Contingency	2,079,937
Land	250,000
Site Development	2,120,456
Railroad	1,310,314
Fire Protection/Water Supply	519,695
Start up Costs:
Financing Costs	300,000
Organizational Costs(1)	2,168,000
Pre-production Period Costs	400,000
Working Capital	2,500,000
Inventory — Oil	700,000
Inventory — Animal Fat	100,000
Inventory — Chemicals and Ingredients	75,000
Inventory — Work in Process — Biodiesel	2,500,000
Inventory — Work in Process — Glycerin	150,000
Inventory spare parts — process equip.	150,000

TOTAL	$58,000,000

(1)	Includes estimated offering expenses of $450,000.

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
Storage Maintenance and Administration Buildings. We anticipate spending approximately $446,000 to build a light office administration building on the plant site and an additional $218,000 to build a storage maintenance building
Capitalized Interest. Capitalized interest consists of the interest we anticipate accruing during the development and construction period of our project. For purposes of estimating capitalized interest, we have assumed debt financing of approximately $29,000,000. We determined this amount of debt financing based upon an assumed equity amount of $27,750,000 and seed capital proceeds of $1,250,000 and an assumed interest rate of 8.5%. Loan interest during construction will be capitalized and is estimated to be $601,563, based upon term debt of $29,000,000. Any change in our assumptions, including the amount of tax increment financing and/or debt financing we receive, could result in higher than estimated debt and capitalized interest.
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
Builder’s Risk and Hot Start Insurance/Performance Bond. We anticipate spending approximately $80,000 on builder’s risk insurance and $300,000 on a performance bond.
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
Quarterly Financial Results
As of May 31, 2007, we had total assets of $596,123 consisting primarily of cash and deferred offering costs. As of May 31, 2007, we had current liabilities of $28,495 consisting of accounts payable. Since our inception through May 31, 2007, we have an accumulated deficit of $673,627, primarily due to start-up business costs. Total liabilities and members’ equity as of May 31, 2007, was $596,123. Since our inception, we have generated no revenue from operations.
Based on our business plan and current construction cost estimates, we believe the total project will cost approximately $58,000,000. We raised $1,250,000 from our founding members and in our seed capital offering. In addition, we are seeking to raise a minimum of $25,550,000 and a maximum of $34,050,000 of equity in the registered offering. Including the $1,250,000 we raised from our founding members and in our seed capital offering and depending on the level of equity raised in the registered offering and the amount of grants and other incentives awarded to us, we expect to require debt financing of at least $22,700,000 to a maximum of $31,200,000 for completion of our project. As of July 10, 2007, we have received subscriptions from potential investors totaling 7,143 membership units. We have not accepted any subscription agreements at this time.
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
Item 3.   Controls and Procedures
Our management, including our President (the principal executive officer), Allen L. Blauwet, along with our Treasurer, (the principal financial officer), Roger L. Knoblock, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2007. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
Our management, consisting of our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of May 31, 2007 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings
None.
Item 1A.   Risk Factors
None..
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
We registered a total of 34,050 units at $1,000 per unit for an aggregate maximum gross offering price of $34,050,000. We have not closed the offering and are actively seeking sales of our units. As of July 10, 2007, we have received subscriptions for 7,143 units, for an aggregate amount of $7,143,000 .
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
As of May 31, 2007, we did not receive or use any net offering proceeds.
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

VICTORY RENEWABLE FUELS, LLC

Date:	July 16, 2007	/s/ Allen L. Blauwet

Allen L. Blauwet
Chairman, President and Director
(Principal Executive Officer)

Date:	July 16, 2007	/s/ Roger L. Knoblock

Roger L. Knoblock
Vice Chairman, Treasurer and Director
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a).

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.